Form 10-Q
period 2021-05-31
Salona Global Medical Device Corp
filed 2021-07-15
CIK 1617765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________________.

Commission File Number: 333-255642

SALONA GLOBAL MEDICAL DEVICE CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3330 Caminito Daniella, Del Mar, California	92014
(Address of principal executive offices)	(Zip Code)

1-800-760-6826

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 14, 2021 (latest practicable date), 44,677,545 common shares, no par value, and 480,479 Class A shares were outstanding.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," the "Company" and "Salona" mean Salona Global Medical Device Corporation (a corporation incorporated under the laws of the Province of British Columbia formerly known as Brattle Street Investment Corp.) and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended May 31, 2021 and May 31, 2020 (Expressed in Canadian Dollars)

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7-24

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Condensed Consolidated Balance Sheets

As at May 31, 2021 and February 28, 2021
(In Canadian Dollars)

	Note	May 31, 2021	February 28, 2021
Assets
Cash and cash equivalents		$10,371,448	$7,080,768
Restricted cash	5	889,473	5,425,374
Accounts receivable	6	3,139,126	-
Inventories	8	4,848,326	-
Marketable securities	20	476,797	488,684
Prepaids expenses and other receivables		608,477	135,065
Total current assets		20,333,647	13,129,891
Restricted cash	5	461,066	-
Property and equipment, net	9	1,405,848	-
Right-of-use assets, net	13	2,342,469	-
Intangible assets, net	10	2,192,291	-
Goodwill	4	8,532,798	-
Total assets		$35,268,119	$13,129,891

Liabilities and equity
Liabilities
Subscription receipts		$-	$5,425,374
Line of credit	12	3,549,272	-
Accounts payable and accrued liabilities	11	2,502,692	1,047,784
Current portion of debt	12	1,735,576	-
Current portion of lease liability	13	78,424	-
Other liabilities		399,772	15,000
Obligation for issuance of shares	4	12,081,780	-
Total current liabilities		20,347,516	6,488,158
Debt, net of current portion	12	82,595	-
Paycheck Protection Program (“PPP”)	12	944,542	-
Lease liability, net of current portion	13	2,428,380	-
Total liabilities		23,803,033	6,488,158

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 44,677,545 shares issued and outstanding as of May 31, 2021 (February 28, 2021: 33,813,308)	14	36,514,189	31,065,513
Class A shares; no par value, unlimited shares authorized; 1,355,425 shares issued and outstanding as of May 31, 2021 (February 28, 2021: Nil)	14	480,479	-
Additional paid-in-capital	14	3,466,683	3,625,762
Accumulated other comprehensive income		631,195	943,320
Deficit		(29,627,460)	(28,992,862)
Total stockholders' equity		11,465,086	6,641,733
Total liabilities and stockholders' equity		$35,268,119	$13,129,891
Subsequent events (Note 21)
Contingencies (Note 22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended May 31, 2021 and 2020
(In Canadian Dollars)

	Note	May 31, 2021	May 31, 2020
Revenue
Sales	7	$572,680	$-
Loan interest	7	-	7,443
Fees and other	7	-	14,854
Interest, fees, and other recovered	7	-	83,706
Investment income	7	5,715	13,966
Loss on sale of marketable securities		-	(43,573)
Change in fair value of marketable securities	7	12,045	(84,379)
Total revenue		590,440	(7,983)
Cost of revenue
Direct service personnel		44,914	-
Rent and building costs		488	-
Direct material costs		338,551	-
Total cost of revenue		383,953	-
Gross margin		206,487	(7,983)
Operating expenses
General and administrative	14,18	497,294	186,863
Total operating expenses		497,294	186,863
Net loss before the undernoted		(290,807)	(194,846)
Amortization of intangible assets	10	(8,179)	-
Depreciation of property and equipment	9	(4,860)	-
Amortization of right-of-use assets	13	(3,617)	-
Interest expense		(7,244)	-
Foreign exchange gain		3,246	-
Gain on debt settlement	14	15,538	-
Transaction costs including legal, audit and US regulatory	19	(338,675)	-
Net Loss		$(634,598)	$(194,846)
Other comprehensive loss
Foreign currency translation gain (loss)		(312,125)	236,969
Comprehensive (loss) income		$(946,723)	$42,123
Net loss per share
Basic and diluted	17	$(0.02)	$(0.01)
Weighted average number of common shares outstanding		34,995,692	33,785,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Condensed Consolidated Statements of Equity
For the three months ended May 31, 2021 and 2020
(In Canadian Dollars)

	Common stock		Class A Shares
	Number[3]	Amount $	Number	Amount $	Additional paid-in-capital $	Accumulated other comprehensive income $	Deficit $	Total $

Balance -February 29, 2020	33,785,154	31,055,842	-	-	3,392,371	1,373,748	(26,325,439)	9,496,522
Stock based compensation	-	-	-	-	11,206	-	-	11,206
Foreign currency translation	-	-	-	-	-	236,969	-	236,969
Net loss from the period	-	-	-	-	-	-	(194,846)	(194,846)
Balance - May 31, 2020	33,785,154	31,055,842	-	-	3,403,577	1,610,717	(26,520,285)	9,549,851

Balance -February 28, 2021	33,813,308	31,065,513	-	-	3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	19,087	-	-	19,087
Shares issued on exercise of options	1,492,425	533,666	-	-	(178,166)	-	-	355,500
Shares exchanged to Class A Shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-
Shares for debt settlement	737,000	94,999	-	-	-	-	-	94,999
Shares issued on financing, net	9,990,237	5,300,490	-	-	-	-	-	5,300,490
Foreign currency translation gain	-	-	-	-	-	(312,125)	-	(312,125)
Net loss for the period	-	-	-	-	-	-	(634,598)	(634,598)
Balance - May 31, 2021	44,677,545	36,514,189	1,355,425	480,479	3,466,683	631,195	(29,627,460)	11,465,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended May 31, 2021 and 2020
(In Canadian Dollars)

		May 31, 2021	May 31, 2020
Operating activities	Note
Net loss		$(634,598)	$(194,846)
Non-cash items:
Depreciation and amortization	9,10	16,657	-
Interest accretion on lease liability	13	6,430	-
Realized gain on sale of marketable securities		-	43,573
Stock based compensation	14	19,087	11,206
Change in fair value of marketable securities	20	(12,045)	84,379
Changes in operating assets and liabilities:
Accounts receivable	6	(193,564)	-
Prepaid expenses and other receivables		(458,457)	52,464
Inventories	8	115,076	-
Accounts payable and accrued liabilities	11	498,097	(215,715)
Net cash provided by (used in) operating activities		(643,315)	(218,939)

Investing activities
Cash received on acquisition of SDP	4	255	-
Proceeds on sale of marketable securities	20	-	276,187
Purchase of marketable securities	20	-	(93,042)
Net cash provided by investing activities		255	183,145

Financing activities
Repayment of long-term debt	12	(211,436)	-
Repayment of line of credit	12	(186,623)	-
Issuance costs	14	(124,884)	-
Proceeds from exercise of stock options		176,000	-
Net cash used in financing activities		(346,943)	-

Effect of foreign exchange rates on cash		(255,218)	212,611
Decrease in cash and cash equivalents and restricted cash		(990,003)	(35,792)
Cash and cash equivalents and restricted cash, opening		12,506,142	8,349,422
Cash and cash equivalents and restricted cash, closing		$11,260,921	$8,526,239

Supplementary
Interest		$16,207	$-
Income taxes		-	-
Common stock issued for debt		94,999	-
Restricted cash including the closing balance above		889,743	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

1. Description of the business

Salona Global Medical Device Corporation (formerly known as Brattle Street Investment Corp.) ("we," "us," "our,"  "Salona" or the "Company"), is a publicly traded company listed on the TSX Venture Exchange (the "Exchange" or "TSXV"). The Company is an acquisition oriented, US-based and revenue generating medical technology company. The Company aims to leverage the liquid Canadian capital markets to acquire small to midsize US and internationally based medical device products and companies with the goal of expanding sales and improving operations. The Company's aim is to create a large, broad-based medical device company with global reach.

The Company was incorporated under the Canada Business Corporations Act on September 17, 2013. The common shares in the capital of the Company ("common shares") trade on the Exchange under the symbol "SGMD". The Company's registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario.

On May 21, 2021, the Company closed on an acquisition of South Dakota Partners Inc. ("SDP").

On December 21, 2020, Company consolidated its issued and outstanding common shares on the basis of 7.37 post-consolidation common shares for 10 pre-consolidation common shares (the "Consolidation").

The Company's operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease, including the recent outbreak of respiratory illness caused by COVID-19. The Company cannot accurately predict the impact COVID-19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company's operations and ability to finance its operations.

2. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations. The financial information contained in this report should be read in conjunction with the Annual Report on Form S-1 for the fiscal years ended February 28, 2021 and February 29, 2020. The results of operations for the three months ended May 31, 2021 are not necessarily indicative of the results for the year ending February 28, 2022.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

Functional and presentation currency

These unaudited condensed consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its subsidiaries Inspira Financial Company, Inspira SaaS Billing Services and South Dakota Partners Inc. is US dollars.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned subsidiaries, namely, South Dakota Partners Inc. ("SDP"), Inspira Financial Company ("IFC"), 1077863 B.C., Ltd ("1077863"), and Inspira SAAS Billing Inc. ("IFS") in the United States. The Company owns 100% of its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

b) Basis of measurement

The unaudited condensed consolidated financial statements of the Company have been prepared on an historical cost basis except marketable securities which are carried at fair value.

c) Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies in particular to useful lives of non-current assets, impairment of non-current assets, valuation of stock based compensation, allowance for doubtful accounts, provisions for inventory and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. All operating segments' operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. During 2019, the Company discontinued its Billings operating segment. As at May 31, 2021, the Company has one segment, healthcare operations, which includes production and sale of medical devices to businesses in the United States as well as the collection of outstanding loans. Assets, liabilities, revenues and expense from these segments are disclosed in the balance sheets and statement of income and comprehensive income.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

e) Fair value of financial instruments

The Company's financial instruments consist principally of cash, restricted cash, marketable securities, accounts receivable, contingent consideration asset, accounts payable, accrued expenses, line of credit, long term debt, contingent liability, and other liabilities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.

The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization, low risk of counterparty default and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -

Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

As of May 31, 2021 and February 28, 2021, respectively, the Company did not identify any financial assets and liabilities required to be presented on the balance sheet at fair value.

f) Revenue recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers ("ASC 606"), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps:

(i) Identify the contract with a customer;

(ii) Identify the performance obligation(s) in the contract;

(iii) Determine the transaction price;

(iv) Allocate the transaction price to the performance obligation(s) in the contract; and

(v) Recognize revenue when (or as) the performance obligation(s) are satisfied.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

Revenue is recognized at a point-in-time upon transfer of control of goods or services to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company expects to receive in exchange for the goods or services.

Revenue comprises of goods and services provided to the Company's contracted customers.

Provisions for discounts, returns and other adjustments are provided for in the period the related sales are recorded.

The Company has concluded that it is the principal in its revenue arrangements because it typically controls the goods or services before transferring them to the customer.

The Company typically provides warranties for general repairs of defects that existed at the time of sale. These assurance-type warranties are accounted for as warranty provisions, if any.

g) Inventories

Inventories comprises of raw-material, work-in-progress and finished goods, which consist principally of electrodes, electronic components, subassemblies, steel, hardware, and fasteners and are stated at the lower of cost (first-in, first-out) or net realizable value and include direct labor, materials, and manufacturing overhead. The Company periodically reviews inventory for evidence of slow-moving or obsolete items, and writes inventory down to net realizable value, as needed.

This write-down is based on management's review of inventories on hand, compared to estimated future usage and sales, shelf-life assumptions, and assumptions about the likelihood of obsolescence. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

h) Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the FASB issued Accounting Standards Update ("ASU") No. 2017-04 Intangibles-Goodwill and Other (Topic 350). Because an assembled workforce cannot be sold or transferred separately from the other assets in the business, any value attributed to it is subsumed into goodwill. The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company identifies the reporting unit on a basis that is similar to its method for identifying operating segments as defined by the Segment Reporting Topic of the FASB ASC. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. This evaluation is applied annually on each impairment testing date (February 28) unless there is a triggering event present during an interim period.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

i) Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Life
Machinery and equipment	3 - 10 years
Computer equipment and software	3 - 5 years
Furniture and fixtures	7 - 10 years
Leasehold improvements	Lower of 15 years or lease period

j) Right-of-use asset

The Company's right-of-use asset consist of leased asset recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liability represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term in the statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

k) Intangible asset

Intangible asset consists of trademarks, intellectual property, customer base and non-competes (Note 4). Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are measured at cost less accumulated amortization and accumulated impairment losses per the table below:

Intangible asset	Life
Tradename - Trademarks	Lower of 5 years or useful life
Non-competes	Lower of 5 years or useful life
Intellectual Property	Lower of 5 years or useful life
Customer Base	Lower of 15 years or useful life

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The next assessment of useful lives will take place as at the fiscal year ending February 28, 2022.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

l) Contingent consideration

The Company recognized a Consideration Guarantee liability and a Contingent Consideration asset at their respective fair values as a result of the acquisition of South Dakota Partners Inc. ("SDP").

Contingent consideration classified as an asset or liability is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in profit or loss.

m) Concentration risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. During the period ending May 31, 2021, SDP had 407 customers with two of those customers accounting for over 82% (2020 - 83%) of revenues, which is a material concentration of risks.

n) Standards, amendments, and interpretations issued but not yet adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies Accounting Standard Codification 740 - Income Taxes, to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions for intra-period tax allocation, recognizing deferred taxes for investments and simplifies guidance to reduce complexity in certain areas. This update is effective for annual periods beginning after December 15, 2020, and interim periods within those periods, and early adoption is permitted.

The Company is in the process of determining the impact the adoption will have on its consolidated financial statements as well as whether to early adopt the new guidance.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

4. Acquisition of South Dakota Partners Inc. ("SDP")

Purchase Price

On May 21, 2021, Salona Global Medical Device Corporation completed the purchase all of the capital stock of South Dakota Partners Inc., under the Purchase Agreement dated May 21, 2021. Under the Purchase Agreement, Salona Global Medical Device Corporation acquired the manufacturer specializing in medical devices, full electronics box builds, PCBA's, electrodes, drug delivery and many other products involving electronics, electromechanical assemblies, and various types of material conversion. The acquisition includes all of the current customers, contract rights, inventory, equipment, workforce, and manufacturing infrastructure. At the time of the transaction, there were no material relationships between the seller and Salona Global Medical Device Corporation or any of its affiliates, or any director or officer of Salona Global Medical Device Corporation, or any associate of any such officer or director. As consideration, the Company will issue 26,000,000 shares of common stock valued at $12,340,570 subject to earn-out adjustments, including revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all of the assets and liabilities of South Dakota Partners.

In accordance with ASC 805 "Business Combinations" the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

Cash	$255
Restricted Cash	461,066
Inventories	4,958,833
Prepaid expenses	21,651
Property and equipment	1,409,422
Right-of-use asset	2,343,947
Intangible Assets	2,199,444
Goodwill	8,532,798
Accounts payable	(821,244)
Accrued expenses	(201,733)
Line of credit	(3,732,414)
Debt	(2,971,350)
Lease liability	(2,498,096)
Other liabilities	(384,420)
Total adjusted purchase price	$(12,081,780)

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the Financial Accounting Standards Board ("FASB") issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Goodwill	$8,532,798
Tradename - Trademarks	341,929
Intellectual Property	320,823
Customer Base	1,266,405
Non-Competes	270,287
Total identifiable intangible assets	$10,732,242

The table below summarizes the value of the total consideration given in the transaction:

Stock (Parent Special Stock)	$12,340,570
Floor Guarantee/Contingent Liability	1,139,910
Earn-out /Contingent Consideration (Revenue)	(21,924)
Earn-out /Contingent Consideration (Net Assets)	(1,376,776)
Total Consideration	$12,081,780

The contingent consideration asset represents potential future earnout payments to the Company that are contingent on SDP's business achieving certain milestones. The fair value of the contingent consideration asset of $1,398,700 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The value of the contingent consideration asset at May 31, 2021 was $1,398,700.

The actual number of shares to be issued as consideration will vary depending upon the future revenues and net assets of the acquiree, for the period and as at the end of the twelve months following the month of the acquisition date. Accordingly, a liability of $12,081,780 has been recorded as at May 31, 2021 for shares of common stock to be issued and related to the acquisition.

5. Restricted cash

PPP loan deposit in escrow

In compliance with the United States Small Business Administration ("SBA") guidelines on change of control for entities that are actively seeking forgiveness of a grant, the Company placed $889,473 in escrow with Dacotah Bank pending forgiveness of the loan. On June 14, 2021 the SBA issued the forgiveness payment for PPP loan and, as a result, the escrowed funds were released in whole back to the Company and are no longer restricted at the date of issuance of these unaudited condensed consolidated financial statements.

Lease Deposit

In compliance with SDP's lease of their facility in Clear Lake, South Dakota $461,066 is held as collateral for a line of credit extended by the Fifth Third Bank to the Company's arms-length landlord as part of the lease agreement. The line of credit is non-interest bearing and automatically renewed annually.

6. Accounts receivable

Other receivable of $179,500 (February 28, 2021 - $0) consists of receivable from exercises of options during the three months ended May 31, 2021.  The full amount was received subsequent to May 31, 2021.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

	May 31, 2021	February 28, 2021

Trade accounts receivable	$2,984,895	$-
Allowance for doubtful accounts	(25,269)	-
Other receivable	179,500	-
Total accounts receivable	$3,139,126	$-

7. Disaggregation of Revenues

Revenue from continued operations	May 31, 2021	May 31, 2020
Sales	$572,680	-
Loan interest	-	$7,443
Fees and other	-	14,854
Interest, fees, and other recovered	-	83,706
Total Revenues	572,680	106,003

Revenue from discontinued operations

Investment income	5,715	13,966
Loss on sale of marketable securities	-	(43,573)
Change in fair value of marketable securities	12,045	(84,379)
Net investment loss	$17,760	$(113,986)

The Company recognizes the interest and other amounts collected, on the impaired loans, as revenue only on collection as the future economic benefits are uncertain. Revenues for credit receivables (loans) have been disaggregated between loans that are provisioned and those that have not been provisioned. Loans that are not provisioned are accounted for under the accrual method of accounting.  The principal loan repayments of fully provisioned loans are recorded as an offset to provision for losses. The interest, fees, and other revenue is recorded on a cash basis as reflected above. The other investments were to a related company and were considered fully impaired.

Upon the closing of SDP acquisition, the Company began to recognize revenue generated in SDP.

8. Inventories

The Company tracks inventory as it progresses through the production process. The Company allocates inventory into three major buckets: Raw material, work in progress, and finished goods.

May 31, 2021
Raw materials	$4,459,022
Work in progress	326,048
Finished goods	63,256
Total	$4,848,326

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

9. Property and equipment

	Acquired on
Cost	May 21, 2021	Additions	Disposal	Translation	May 31, 2021
Machinery and equipment	$1,299,399	$-	$-	$1,185	$1,300,584
Computer equipment and software	70,029	-	-	64	70,093
Furniture and fixtures	9,722	-	-	8	9,730
Leasehold improvements	30,272	-	-	28	30,300
Total	$1,409,422	$-	$-	$1,285	$1,410,707

Accumulated amortization	May 21, 2021	Additions	Disposal	Translation	May 31, 2021
Machinery and equipment	$-	$4,378	$-	$(2)	$4,376
Computer equipment and software	-	392	-	1	393
Furniture and fixtures	-	33	-	(0)	33
Leasehold improvements	-	57	-	(0)	57
Total	$-	$4,860	$-	$(1)	$4,859

Net Book Value	$1,409,422				$1,405,848

10. Intangible assets

	Acquired on
Cost	May 21, 2021	Additions	Disposal	Translation	May 31, 2021
Tradename - Trademarks	$341,929	$-	$-	$159	$342,088
Intellectual Property	320,823	-	-	149	320,972
Customer Base	1,266,405	-	-	589	1,266,994
Non-Competes	270,287	-	-	126	270,413
Total	$2,199,444	$-	$-	$1,023	$2,200,467

Accumulated amortization	May 21, 2021	Additions	Disposal	Translation	May 31, 2021
Tradename - Trademarks	$-	$2,064	$-	$-	$2,064
Intellectual Property	-	1,936	-	(1)	1,935
Customer Base	-	2,547	-	(1)	2,546
Non-Competes	-	1,632	-	(1)	1,631
Total	$-	$8,179	$-	$(3)	$8,176

Net Book Value	$2,199,444				$2,192,291

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

11. Accounts payable and accrued liabilities

	May 31, 2021	February 28, 2021

Accounts payable	$2,141,878	$479,767
Accrued liabilities	360,814	568,017
Total	$2,502,692	$1,047,784

12. Line of credit and debt

Lines of credit

This debt line was refinanced along with several other loans subsequent to period end. The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$3,500,000 with a maturity on August 1, 2021. Borrowings bear interest at 4.5% and any accrued unpaid interest is due on a monthly basis. The balance is secured by substantially all assets of SDP. As of May 31, 2021, the balance outstanding under the agreement was $3,549,272 (US$2,940,086). The line of credit was refinanced along with several other loans subsequent to period end.

In accordance with the agreement, the Company is subject to a financial covenant and is required to maintain a minimum debt service coverage ratio of 1.25 to 1.00 financial covenant. Since acquisition of SDP on May 21, 2021 to May 31, 2021, the Company was in compliance with the financial covenant.

Debt

	South Dakota Development Corporation	State of South Dakota Governor's Office of Economic Development	Other Notes payable	Covid- Related Loans	Total Debt

Acquired on May 21, 2021	$509,544	$28,480	$1,549,288	$884,038	$2,971,350
Principal repayments	-	-	(31,043)	(181,155)	(212,198)
Translation	464	26	2,190	881	3,561

Balance, May 31, 2021	510,008	28,506	1,520,435	703,764	2,762,713
Less: current portion	(510,008)	(28,506)	(493,298)	(703,764)	(1,735,576)
Long-term portion	$-	$-	$1,027,137	$-	$1,027,137

South Dakota Development Corporation ("SDDC")

This debt line was refinanced along with several other loans subsequent to period end. The Company, through SDP, may borrow up to $800,000 under the promissory note agreement entered in connection with the purchase of the assets of DJO Global Empi Division by SDP and borrowings are guaranteed by the stockholders of the Company.  The debt accrues interest at 2% with monthly payments of principal and interest beginning in March 2017 through maturity in May 2021. As of May 31, 2021, the balance of the note was $510,008 (US$422,472).

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

State of South Dakota Governor's Office of Economic Development ("GOED")

On March 6, 2018, the Company borrowed $200,000 with the State of South Dakota Governor's Office of Economic Development for the purpose of financing the growth of the Company. The debt accrues interest at 3 % with monthly payments of principal and interest beginning in June 2018 through maturity in May 2021. The borrowings are guaranteed by the stockholders of the Company. As of May 31, 2021, the balance of the note was $28,506 (US$23,614). This line of credit was refinanced along with several other loans subsequent to period end.

Other Notes Payable

On February 1, 2019, the Company borrowed $1,500,120 from a financial institution in connection with the acquisition in Note 10. The debt accrues interest at 5.25% with monthly principal and interest payments required through maturity in January 2024. The borrowings are secured by substantially all the assets of the Company. As of May 31, 2021, the balance of the note was $1,181,718 (US$978,891).

The Company is also party to two additional notes payable with maturity dates of October 2023 and November 2024, with interest rates of 9.00% and 5.25%, respectively. As of May 31, 2021, the balance on these notes totaled $338,717 (US$279,949). The borrowings are secured by the assets of the Company.  The debt line was refinanced along with several other loans subsequent to period end.

Paycheck Protection Program (“PPP”) Loan

On June 14, 2021 forgiveness was received in full. On February 2, 2021, SDP borrowed $944,542 (US$736,887) from a financial institution in connection with the United States Payroll Protection Program (“PPP”). The PPP is a fully forgivable loan issued by accredited financial institutions on behalf of the US Government. The loan bears interest at 1.00% with payments of principal and interest of US$13,740 beginning on December 2, 2021. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. SDP initially recorded the proceeds of the PPP Loan as debt and derecognizes the liability when the loan is paid off or it believes forgiveness is reasonably certain. Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness is reduced if full-time headcount declines, or if salaries and wages decrease. The Company had recognized the government grant over the period to match the grant with the related costs. Prior to acquisition, SDP had recognized forgiveness of $213,775 (US$170,000) of the principal used, as a reduction to the payroll expenses, in line with SBA PPP forgiveness guidelines.

Subsequent re-financing

Subsequent to period end, SDP refinanced the existing line of credit facility, GOED and SDDC loans, with two new loans.

Subsequent Line of Credit

The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2021. Borrowings bear interest at 4% or prime + 0.75%, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by substantially all assets of SDP.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

Subsequent Term Note

The term note was taken out by the Company, through SDP to refinance the matured SDDC and GOED loans. The note has a duration of three years and is fully amortized across that period. The note bears interest at 6% or prime rate + 2.75%, whichever is greater. The note is secured by substantially all assets of SDP.

13. Leases

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,634,667 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rental of $230,533 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined.  Per the lease agreement, the Company delivered a letter of credit in the amount of $461,066 (US$381,930), which is recorded in restricted cash on the statement of financial position. The following details the right-of-use asset transactions from the date of acquisition of SDP on May 21, 2021, related to the leased facility:

	Right-of-use assets
Acquired on May 21, 2021	$2,343,947
Amortization	(3,617)
Translation	2,139
Balance, May 31, 2021	$2,342,469

	Lease liability	Current	Long-term
Acquired on May 21, 2021	$2,498,095	$78,352	$2,419,744
Interest lease expense	6,430
Translation	2,279
Balance, May 31, 2021	$2,506,804	$78,424	$2,428,380

Future minimum lease payments payable are as follows:

Twelve months ending May 31, 2022	$239,174
Twelve months ending May 31, 2023	239,174
Twelve months ending May 31, 2024	239,174
Twelve months ending May 31, 2025	239,174
Twelve months ending May 31, 2026	239,174
2027 and thereafter	2,949,819
Total future minimum lease payments	4,145,689
Less: Interest on lease liabilities	(1,638,885)
Total present value of minimum lease payments	2,506,804
Less: current portion	78,424
Non-current portion	$2,428,380

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

The lease expense for the three months ended was $8,740. At March 31, 2021, the weighted average remaining lease terms were 17.42 years and the weighted average discount rate was 6.47%.

14. Stockholders' Equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

As at May 31, 2021 and February 28, 2021, the Company had 44,677,545 and 33,813,308 shares of common stock outstanding, respectively, with a value of $36,514,189 and $31,065,513, respectively.

As at May 31, 2021, and February 28, 2021, the Company had 1,355,425 and no Class A shares outstanding, respectively, with a value of $480,479 and $0, respectively.

On September 6, 2020 the Company entered into a shares for debt agreement, pursuant to which it will issue an aggregate of 737,000 shares of common stock in satisfaction of US$88,000 of indebtedness owed to a service provider. The 737,000 shares of common stock were valued at $94,999 based on the share price on May 21, 2021, the date of issuance. A gain of $15,538 was recognized on the settlement of this debt.

On May 20, 2021, 1,492,425 shares of common stock were issued on the exercise of 1,492,425 stock options for proceeds of $355,500, of which $179,500 was received subsequent to May 31, 2021 (Note 6).

On May 20, 2021, pursuant to a share exchange agreement, an aggregate of 1,355,425 shares of common stock with a value of $480,479 were exchanged for 1,355,425 Class A shares.

On May 21, 2021, 9,990,237 shares of common stock were issued in connection with the financing closed on December 21, 2020.

b. Share based compensation

The Company amended its stock option plan ("Option Plan") as follows:

• changing the Option Plan from a rolling stock option plan to a fixed stock option plan;

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

• fixing the number of common shares issuable under the plan at 47,175,923 being 20% of the number of common shares issued and outstanding immediately following the completion of the Qualifying Transaction; and amending the Option Plan to include provisions relating to the grant of options to a person who is a citizen or resident of the United State, in accordance with the requirements of Section 409A of the United States Internal Revenue Code of 1986, as amended.

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period. The outstanding stock options at May 31, 2021 are as follows:

	Exercise price	Number of options	Number of vested options	Weighted Avg
Grant date				Remaining Life (years)
March 28, 2014	$ 2.13	5,103	5,103	2.83
June 8, 2016	0.69	44,220	44,220	0.02
June 30, 2016	0.41	515,900	515,900	0.08
February 27, 2017	0.45	25,246	25,246	0.74
September 23, 2019	0.19	563,086	506,777	3.32
May 29, 2020	0.27	73,700	73,700	3.99
August 18, 2020	0.19	73,700	-	9.22
Total	$ 0.31	1,300,955	1,170,946	2.24

A summary of the Company's stock options are as follows:

	Number of Options	Weighted Avg. Exercise Price
Balance as at February 29, 2020	1,181,709	0.31
Options exercised	(28,154)	0.19
Options issued	1,639,825	0.23
Balance as at February 28, 2021	2,793,380	$0.27
Options exercised	(1,492,425)	0.24
Options issued	-	-
Balance as at May 31, 2021	1,300,955	$0.31

The Company recognized $19,087 of stock-based compensation for the three months ended May 31, 2021 (May 31, 2020 - $11,206).

On May 29, 2020, the Company issued 884,400 options to two directors, which were fully vested, and 73,700 options to an employee of the Company. The options are exercisable for a period of five years at an exercise price of $0.27 per option. The fair value of the options was estimated on the date of the grant at $0.12 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 115%; expected dividend yield of 0%; risk-free interest rate of 99.62%; stock price of $0.16; and expected life of 3 years.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

On August 18, 2020, the Company issued 608,025 options to two directors, which were fully vested, and 73,700 options to an employee of the Company. The options are exercisable for a period of ten years at an exercise price of $0.19 per option. The fair value of the options was estimated on the date of the grant at $0.12 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 115%; expected dividend yield of 0%; risk-free interest rate of 99.71%; stock price of $0.16; and expected life of 3 years.

15. Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed elsewhere in the Company's unaudited condensed consolidated financial statements, related party transactions are as follows.

For the three months ended	May 31, 2021	May 31, 2020
Salaries and short-term benefits	$22,775	$125,237
Stock based compensation	19,087	11,206
Total	$41,862	$136,443

Salary, allowance and other include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors and executive officers of the Company. Included in accounts payable and accrued liabilities is $0 (February 29, 2021 - $114,498) due to a director of the Company.

16. Capital management

The Company's current capital structure includes total shareholder equity. The Company's objectives when managing capital are to: (a) maintain financial flexibility in order to preserve its ability to meet financial obligations and continue as a going concern; (b) maintain a capital structure that allows the Company to finance its growth using internally generated cash flow and debt capacity; and (c) optimize the use of its capital to provide an appropriate investment return to its shareholders commensurate with risk.

The Company's financial strategy is formulated and adapted according to market conditions in order to maintain a flexible capital structure that is consistent with its objectives and the risk characteristics of its underlying assets.

The Company manages its capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of its underlying assets. To maintain or adjust its capital structure, the Company may, from time to time, change the amount of dividends paid to shareholders, return capital to shareholders by way of normal course issuer bid, issue new shares, or reduce liquid assets to repay other debt.

17. Net loss per share

For the three months ended	May 31, 2021	May 31, 2020

Net loss	$(634,598)	$(194,846)
Weighted average number of common shares	34,995,692	33,785,154

Net loss per share from continuing operations
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

18. Expenses by nature

	For the three months ended
General and Administrative Expenses	May 31, 2021	May 31, 2020
Included in general and administrative:
Labor & consulting expenses	$395,144	$198,183
Professional fees	53,460	6,515
Public company expenses	2,957	45,102
Reversal of contested tax assessment	-	(113,927)
Stock based compensation	19,087	11,206
General expenses	26,646	39,784
Total General and Administrative Expenses	$497,294	$186,863

19. Transaction Costs Including Legal, Audit and US Regulatory

The Company incurred substantial cost associated with the Change of Business transaction, due diligence of acquisition targets, financing costs, US regulatory costs and the associated accounting and regulatory costs. While these costs are crucial to future operations, they do not represent regular operational costs of the business. The Company presents these costs separately to better allow investors to evaluate the operational status of the Company independently of financing, regulatory and other transaction focused expenses. During the three months ended May 31, 2021, these costs were as follows:

May 31, 2021
Consulting expenses	$48,961
Professional fees	277,431
General expenses	12,283
Transaction Costs Including: Audit, Legal, and US Regulatory	$338,675

20. Marketable Securities

Marketable securities are classified as held for trading. The fair value of marketable securities is based on quoted prices in active markets and are measured at level 1 in the fair value hierarchy. The investments comprise of the following equities and balances as at May 31, 2021 and February 28, 2021:

Details	Quantity	Average cost	Market price/ unit	Total Fair Value
				May 31, 2021	February 28, 2021
		$	$	$	$
Callable shares	10,000	30.18	30.66	307,206	310,529
Short term bond ETF	2,400	66.04	65.87	158,081	166,267
Publicly traded common shares	400	29.93	28.78	11,510	11,888
Total investments				476,797	488,684

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three months ended May 31, 2021 and 2020 (In Canadian Dollars)

For the marketable securities investments, the Company is exposed to general market risk as well as risk associated with the specific industries it as invested in. It is Management's goal to maximize return while minimizing risk. However, there are additional risk factors at play with these investments. All securities are for companies or Exchange Traded Funds listed in the United States.

Description of security industry	Value of holdings as at May 31, 2021 $
Real estate investment trust	307,206
Bond exchange trade fund	158,081
Other United States securities	11,510

Specifically, the Company is exposed to enhanced risk related to the value of real estate and the value of and ratings of corporate and government debt. The majority of the Company's debt exposure is related to debt issued by the United States Government substantially reducing credit exposure as the United States Government is evaluated by Management as having exceptional credit worthiness.

21. Subsequent Events

Subsequent to year end the Company refinanced the SDP line of credit, South Dakota Government Office of Economic Development loan, South Dakota Development Corp. Loan and the loan payable related to the acquisition of the Compass Richmar line of business for SDP prior to acquisition. These payables were refinanced with Crestmark, a division of Metabank under a revolving line of credit substantially similar to the existing line of credit as well as a term note substantially similar to the previous loan payable taken out for the acquisition of the Compass Richmar line of business with SDP. Management does not expect the refinancing to have a material effect on operations.

Subsequent to period end, the Company issued an aggregate of 2,586,290 stock options to certain of its directors, officers, and employees. 1,922,990 of the stock options have an exercise price of $0.855 per Common Share, with the balance of 663,300 stock options having an exercise price equal to the closing price of the Common Shares on the TSX Venture Exchange (the "Exchange") on the fifth trading date after resumption of trading thereof following completion of the Change of Business. In each case, the stock options have a term of 5 years from the date of the grant.

On June 14, 2021, the Company received forgiveness of its outstanding PPP loan from the SBA.

On June 8, 2021, the Company received the final bulletin from the Exchange approving the Company's Change of Business transaction (as such term is defined by the Exchange) and approving the Company to resume trading. On June 9, 2021, the Company resumed trading on the Exchange.

22. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at May 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," the "Company" and "Salona" mean Salona Global Medical Device Corporation (a corporation incorporated under the laws of the Province of British Columbia formerly known as Brattle Street Investment Corp.) and its subsidiaries (unless the context indicates a different meaning).

Cautionary Note Regarding Looking Forward Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes. This quarterly report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, economic and competitive conditions, the effects of the COVID 19 pandemic, regulatory changes and other uncertainties, the general expansion of our business, and other statements which are not statements of current or historical facts.

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in this Report, as well as those factors discussed in our Registration Statement on Form S-1 declared effective by the U.S. Securities and Exchange Commission (SEC) on May 21, 2021 (the "Registration Statement"), particularly in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements," all of which are difficult to predict.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Financial information presented in this Report is presented in Canadian dollars ("C$"), unless otherwise indicated. Unless otherwise indicated, all references to years are to our fiscal year ended on the last calendar day of February.

Business Overview

On March 11, 2021 we completed the Change of Business, as defined by the TSX Venture Exchange, to become an acquisition oriented, medical device company with plans to achieve scale through both further acquisitions and organic growth. We presently intend to operate in the recovery science market, including post-operative pain, wound care and other markets serving the aging population in the United States.

On May 21, 2021, we consummated the acquisition of SDP through a subsidiary.  SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Information relating to SDP contained in this Report covers the period from May 22, 2021 through May 31, 2021.

RESULTS OF OPERATIONS

Results of Operations for the quarters ended May 31, 2021 and May 31, 2020

Revenue

	Quarter Ended		2021 vs 2020
	May 31, 2021	May 31, 2021	$ Change	% Change
Revenue

Sales	$572,680	-	$572,680	NA
Loan interest revenue	-	$7,443	(7,443)	-100%
Fees and other income	-	14,854	(14,854)	-100%
Interest, fees, and other recovered	-	83,706	(83,706)	-100%
Investment income	5,715	13,966	(8,251)	-59%
Loss on sale of marketable securities	-	(43,573)	(43,573)	-100%
Change in fair value of marketable securities	$12,045	$(84,379)	$96,424	-114%

Upon the acquisition of SDP on May 21, 2021, we commenced generating sales. From May 21, 2021 through May 31, 2021, we generated sales of $572,680.  We generated no loan interest revenue, fees or other loan related income during the quarter ended May 31, 2021 as compared to $106,003 during the quarter ended May 31, 2020 principally due to a cessation in issuing new loans.  Interest, fees and other income from outstanding third party loans may vary substantially between periods as their collection is uncertain and contingent on ongoing collection efforts.  Change in fair value of marketable securities will vary with the market over each period, although we expect the fair value to decline over time as we exit existing positions in marketable securities. We do not expect to make additional investments in marketable securities in the near term. Investment income is the result of dividends and other sources of income that do not result from the change in fair value from the underlying marketable securities.

	Quarter Ended		2021 vs 2020
	May 31, 2021	May 31, 2020	$ Change	% Change
Cost of Revenue

Direct service personnel	$44,914	-	$44,914	NA
Rent and building costs	488	-	488	NA
Direct material costs	$338,551	-	$338,551	NA

Cost of revenue includes our labor costs expended in the production of medical devices, our rent and related expenses allocated directly to the production of medical devices, and our cost of actual materials used in the production process since our acquisition of SDP through May 31, 2021.

General and Administrative Expenses

General and administrative expenses relate to sales and administrative costs, professional fees, salaries and other operational expenses.

	---------Quarter Ended--------
General and Administrative Expenses	May 31, 2021	May 31, 2020

Included in general and administrative:
Labor & consulting expenses	$395,144	$198,183
Professional fees	53,460	6,515
Reversal of contested tax assessment	-	(113,927)
Stock based compensation	19,087	11,206
Public company expenses	2,957	45,102
General expenses	26,646	39,784
Total General and Administrative Expenses	$497,294	$186,863

Amortization, Depreciation and Foreign Exchange Gain (Loss)

	Quarter Ended		2021 vs 2020
	May 31, 2021	May 31, 2020	$ Change	% Change
Amortization of intangible assets	$(8,179)	-	$(8,179)	NA
Depreciation of property and equipment	(4,860)	-	(4,860)	NA
Amortization of right-of-use assets	(3,617)	-	(3,617)	NA
Interest expense	(7,244)	-	(7,244)	NA
Foreign exchange gain	3,246	-	3,246	NA
Gain on share for debt settlement	15,538	-	15,538	NA
Transaction costs including legal, audit, US Regulatory	$(338,675)	-	$(338,675)	NA

Amortization of intangible asset reflects the amortization of intangible assets such as goodwill. We expect amortization of intangible assets to increase significantly over the coming periods as we amortize the goodwill we acquired with the acquisition of SDP. We depreciate property and equipment across their useful lives. We expect depreciation of property and equipment and of right of use asset and interest expense to increase.

Transaction costs including legal, audit, US Regulatory expenses include fees incurred in connection with the filing of our Registration Statement on Form S-1 which was declared effective by the SEC on May 21, 2021, as well our capital raise which recently closed.  We expect that these costs will be non-recurring.

Share-based compensation reflects all equity compensation paid to our directors, officers, employees and consultants.  We expect this expense item to vary, sometimes substantially, from quarter to quarter.

	---------Quarter Ended--------		2021 vs 2020
	May 31, 2021	May 31, 2020	$ Change	% Change
Foreign currency translation gain (loss)	(312,125)	236,969	(549,049)	-232%

Since we operate in the United States, we are exposed to foreign currency risk. We are unable to effectively predict swings in the foreign exchange value of the U.S. Dollar against the Canadian Dollar. When currency is moved between denominations a gain or loss may be realized and is not something management can accurately predict.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of May 31, 2021, we had $12,198,784 of cash, total restricted cash and marketable securities, which was a decrease of $796,042 from the balance as of February 28, 2021. During the quarter ended May 31, 2021, we generated $5,550,258 from the sale of 9,990,237 of our Common Shares.

Long Term Debt

As of May 31, 2021, we had long term debt of $1,027,137, as compared to $0 on February 28, 2021, and $0 as of May 31, 2020.  Subsequent to May 31, 2021, we entered into a $6,518,880 (US$5,400,000) revolving loan facility with a third-party financial institution, which refinanced our existing revolving loan facility and other notes.  All amounts outstanding under the $6,518,880 revolving loan facility bear interest at the greater of 4% or prime + 0.75% per annum, and any accrued unpaid interest is payable monthly. All amounts outstanding under the $6,518,880 revolving loan facility are due and payable by us on June 9, 2024.  Our repayment obligations under the $6,518,880 facility are secured by a first priority lien on substantially all of the assets of SDP.

In addition, subsequent to May 21, 2021, we issued a secured promissory note in the principal amount of $905,400 (US$750,000) which evidenced the refinancing of two outstanding loans.  The note bears interest at the greater of 6% or prime rate + 2.75% per annum.  Principal and accrued but unpaid interest due on the note are payable monthly in equal installments over a 36-month period, and our repayment obligations under the note are secured by a lien on substantially all of the assets of SDP.

Cash Flows

The following table is a summary of our cash flows for the quarters ended May 31, 2021 and May 31, 2020.

	---------Quarter Ended--------
	May 31, 2021	May 31, 2020
Net cash provided by (used in) operating activities	$(643,315)	$(218,939)
Net cash provided by (used in) investing activities	255	183,145
Net cash provided by (used in) financing activities	(346,943)	-
Net (decrease) increase in cash	(990,003)	(35,794)

Net Cash used in operating activities

During the quarter ended May 31, 2021, $643,315 was used in operating activities, compared to $218,939 for the quarter ended May 31, 2020. This cash flow was mostly used in the continued acquisition activity of the business as well as to ensure continued operation of the Company, capital raising expenses, and to fund the acquisition of SDP. Cash losses were substantially lower than the book loss of the Company due to an increase in accounts payable of $498,097, reflecting expenses incurred but not yet paid.

Net Cash used in investing activities

During the quarter ended May 31, 2021, $255 was provided by investing activities, compared to $183,145 for the quarter ended May 31, 2020. This decrease in cash flow reflects the cash acquired in the acquisition of SDP. We did not sell or purchase any marketable securities during the quarter ended May 31, 2021. We anticipate exiting our marketable securities positions in the near term.

Net Cash used in financing activities

During the quarter ended May 31, 2021, $346,943 was used in financing activities, compared to $0 during the quarter ended May 31, 2020. The cash was primarily used (i) to repay amounts due under our line of credit, and (ii) to pay off a US$150,000 note held by SDP.  Net cash  used in financing activities was offset by cash generated from the exercise of stock options.

The Company intends to satisfy its short- and long-term liquidity requirements through its existing cash, current assets and cash flow from operating activities.

We have never paid a cash dividend on our capital stock. Any future determination to pay cash dividends will be at our Board's discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes.  We currently have investments in marketable securities, which expose us to general market risk as well as risk associated with the specific industries in which we are invested. It is our goal to maximize return while minimizing risk. However, there are additional risk factors at play with these investments. All securities are for companies or Exchange Traded Funds listed in the United States. Specifically, the Company is exposed to enhanced risk related to the value of real estate and the value of and ratings of corporate and government debt. The majority of the Company's debt exposure is related to debt issued by the United States Government, which we believe substantially reduces our credit exposure because of its exceptional credit worthiness.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings.  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Long Term Debt"

Foreign Currency Risk

We receive and make payments in U.S. currency and accordingly we are subject to the financial risks associated with changes in the exchange rate between U.S. currency and Canadian currency. We have not entered into any hedge arrangements intending to mitigate this exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the U.S. Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of May 31, 2021, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934).  Based on that evaluation, management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31,  2021.

Changes in Internal Control Over Financial Reporting

During the period covered by this Report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or prospects.

ITEM 1A.  RISK FACTORS

An investment in our common shares involves a high degree of risk.  These risks should be considered carefully with the uncertainties described below, and all other information included in this Report, before making an investment decision regarding our common shares.  Additional risks and uncertainties not currently known to management or that management currently deems immaterial and therefore not referenced herein, may also become material and may harm our business, financial condition or results of operations.  The occurrence of any of the following risks could harm our business, financial condition and results of operations.  The trading price of our common shares could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.  In assessing these risks, you should also refer to all of the other information contained in this Report, including our Condensed Consolidated Financial Statements and related notes. Please also see the section captioned "Cautionary Note Regarding Forward-Looking Statements" beginning on page 25 of this Report.

Risks Related to Our Business and Industry

We have a limited business history.

On May 21, 2021, we consummated the acquisition of South Dakota Partners, Inc., a South Dakota corporation ("SDP") pursuant to the terms of that certain Purchase Agreement dated September 8, 2020 among the Company, Brattle Acquisition I Corp, SDP and the shareholders of SDP (the "Purchase Agreement").  As a result of the acquisition of SDP,  we began to operate a large state-of-the-art production facility incorporated and located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Prior to May 21, 2021, we were engaged in the business of making loans to third parties.  Information relating to SDP's business and related services contained in this Report covers the period from May 22, 2021 through May 31, 2021.

In addition to operating SDP, our current strategy is to identify and acquire additional operating businesses in the medical technology/device sector, some of which may be complementary to SDP.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. We have limited financial resources and there is no assurance that additional funding will be available to us for further operations or to fulfill our obligations under applicable agreements. There is no assurance that we can generate revenues, operate profitably, or provide a return on investment, or that we will successfully implement our business plans.

We may be negatively impacted by challenging global economic conditions.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example, as discussed in more detail below, since early 2020, the U.S and other world economies have experienced turmoil due to the novel coronavirus pandemic and related "shelter-in-place" orders and other governmental mandates ("COVID-19"), which has resulted in global economic uncertainty.

A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence. The COVID-19 pandemic could potentially disrupt our supply chain or interfere with normal business operations due to the loss of employee availability.  The broader impact of the COVID-19 pandemic on investors, businesses, the global economy or financial and commodity markets may also have a material adverse impact on our results of operations, financial condition and the trading price of our common shares.

Additionally, the U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use in our products and the sale of finished products. For example, the tariffs imposed by the U.S. on materials from China are impacting materials that we import for use in packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.

Our failure to comply with all regulatory, permit and license requirements could result in criminal or civil sanctions or an adverse effect on our business.

We are operating in an industry that is subject to extensive federal and state regulation. Failure to comply with applicable regulations could result in severe criminal or civil sanctions or require us to make significant changes to our operations that could adversely affect our business, financial condition and operating results.

Our operations are also subject to state laws governing, among other things, distribution of medical equipment and certain types of health activities, and we may be required to obtain and maintain licenses in each state to act as an equipment supplier. Additionally, accreditation is required by many payors. If we fail to obtain or maintain any required accreditation, it could have an impact on our business.

Increased regulatory burdens may result in significant loss of revenue, substantial out-of-pocket costs and loss of management focus on our business.

Increasing regulatory burdens, including premarketing approval delays, may result in significant loss of revenue, unpredictable costs and loss of management focus on developing and marketing products that improve the quality of healthcare. Medical device companies are increasingly burdened with bureaucratic and regulator demands that may not be reasonably related to assuring the safety or effectiveness of the devices that they provide.  Premarketing submission administrative burdens, and substantial "user fees" or notified body review fees, represent a significant non-clinical and/or non-scientific barrier to new product introduction, resulting in lack of investment or delays to revenues from new or improved devices.  The risks associated with such circumstances relate not only to substantial out-of-pocket costs, including potential litigation, but also loss of business and a diversion of attention of key employees for an extended period of time from managing their normal responsibilities, particularly in new product development and routine quality assurance activities.

Healthcare reform legislation may negatively impact us.

Healthcare reform laws significantly affect the U.S. healthcare services industry. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. That impact may be material to our business, financial condition or results of operations.

Legislative or executive order healthcare reform in the United States has the potential to render the U.S. medical device marketplace unpredictable. A fully government-run healthcare system might expand demand for healthcare services to previously uninsured populations but may also reduce or eliminate healthcare consumer choice as well as commercial incentives for innovation.  Although we do not collect revenue by billing insurance providers, changes in reimbursement by public or private insurance could reduce the profitability of providing physical therapy services, and indirectly decrease demand for our products or our acquisition targets.

We face intense competition.

The healthcare and medical device industry is highly competitive and dynamic and may become more competitive as new players enter the market. Certain competitors will be subsidiaries or divisions of larger, much better capitalized companies. Certain competitors will have vertically integrated production and services sectors of the market. We may have less capital and may encounter greater operational challenges in serving the market.

Better capitalized competitors may be able to borrow money or raise debt to purchase equipment more easily than us. Potential competitors could have significantly greater financial, research and development, production, and sales and marketing resources than we have and could utilize their greater resources to acquire or develop new technologies or products that could effectively compete with ours.  Additionally, demand for our products could be diminished by technological change or equivalent or superior products developed by competitors.

Competing in these markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish ourselves from our competitors and their products, on such factors as safety and effectiveness, product pricing, compelling clinical data and quality of customer support.

We may be unable to identify and complete acquisitions in the medical technology sector.

We may not be able to successfully identify and complete corporate transactions on favorable terms or achieve anticipated synergies relating to any acquisitions in the medical technology sector, and such acquisitions could result in unforeseen operating difficulties and expenditures or require significant management resources and significant charges.

As a part of our anticipated growth strategy, we will be regularly exploring potential acquisitions of complementary businesses, technologies, services or products. We may be unable to find suitable acquisition candidates. Even if we identify appropriate acquisition candidates, we may be unable to complete the acquisitions on favorable terms, if at all, as a result of changes in tax laws, regulations, financial market, or other economic or market conditions. We may incur material costs in pursuing successful or unsuccessful acquisitions. Acquisition activities can be thwarted by overtures from competitors for the targeted candidates, government regulation and replacement product developments within the industry in which we are expected to operate. Competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs. Competition from other buyers of medical device companies may drive asset prices to levels that we do not believe are justified in the long term, which could delay our acquisition strategy.  In addition, the process of integrating an acquired business, technology, service or product into existing operations could result in unforeseen difficulties and expenditures. Acquired businesses may require capital infusions for the possibility of future growth.  Integrating completed acquisitions into existing operations involves numerous short-term and long-term risks, including diversion of management's attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws, rules and regulations that may differ from those of the states in which our operations are currently conducted. Moreover, we may not realize the anticipated financial or other benefits of an acquisition.

Future acquisitions could also involve the issuance of equity securities, the incurrence of debt, assumption of actual or contingent liabilities or amortization of expenses related to other intangible assets, any of which could adversely impact our financial condition or results of operations. The issuance of shares for an acquisition may result in dilution to our shareholders and, depending on the number of shares that may be issued, the resale of such shares could affect the trading price of our common shares. In addition, equity or debt financing required for such acquisitions may not be available.  We may not be able to identify all actual or contingent liabilities associated with a particular acquisition, and representations and warranties in a purchase agreement, if any, may not be sufficient to allow for recovery of losses.

Any corporate transaction will be accompanied by certain risks including but not limited to: exposure to unknown liabilities of acquired companies and the unknown issues with any associated technologies or research; certain acquired businesses may have business models with lower operating margins, which could affect our overall operating results in future periods; higher than anticipated acquisition costs and expenses; the difficulty and expense of integrating operations, systems, and personnel of acquired companies; disruption of ongoing business; uncertainty that an acquired business will continue to maintain its pre-acquisition revenue and growth rates, or be profitable; inability to retain key customers, vendors, and other business partners of the acquired company; diversion of management's time and attention; the realization of financial and operating risks not fully anticipated; and potential challenges under antitrust laws, either before or after an acquisition is consummated, which could involve substantial legal costs and result in our having to abandon the transaction or make a divestiture.

We may not be able to successfully overcome these risks and other problems associated with acquisitions and this may adversely affect our business, financial condition or results of operations.

We may be unable to achieve our growth strategy.

We may have difficulty identifying or acquiring suitable acquisition targets and in achieving organic growth, which is a significant aspect of our proposed business model. In the event that we are successful in consummating acquisitions in the future, such acquisitions may negatively impact our business, financial condition, results of operations, cash flows and prospects due to a variety of factors, including the acquired company's business not achieving the anticipated revenue, earnings or cash flows, assumption of liabilities or risks beyond our estimates or the diversion of the attention of management from our then existing business. If we are unable to continue to grow or manage our growth for any of these reasons, we may be unable to achieve our proposed expansion strategy, which could adversely impact our earnings, revenue and profits.

We may be unable to execute on our planned international expansion.

A component of our proposed growth strategy is to expand our operations and sales internationally. There can be no assurance that we will be able to identify any targets in foreign jurisdictions, successfully market, distribute, sell and deliver our products in foreign markets, or otherwise be able to successfully expand our international sales. New trade or tariff policies and geopolitical tensions and disputes could make international markets less accessible or profitable.  Compliance with various regulations and laws of foreign nations may be costly and require scale to be financially attractive.  Global operations could cause us to be subject to unexpected, uncontrollable and rapidly changing risks, events and circumstances.

We may fail in our efforts to manage growth.

The success of our business strategy depends, in part, on our ability to expand our operations in the future. Our anticipated growth strategy is expected to place demands on management, operational and financial information systems, and other resources. Expansion of our operations may require substantial financial resources and management attention. To accommodate anticipated future growth, and to compete effectively, we may need to improve our management, implement operational and financial information systems, and expand, train, manage, and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future. Further, focusing financial resources and diverting management's attention to the expansion of our operations may negatively impact our financial results. Any failure to improve our management, to implement operational and financial information systems, or expand, train, manage, or motivate our workforce, as required, may reduce or prevent our growth plans.

We are dependent on key distributors.

Our reliance on third party distributors in some markets may result in less predictable revenues. Distributors may have varying expertise in marketing and selling specialty medical devices and may also sell other devices that could result in less focus on our products.

We are dependent on key customers, markets and products.

We produce a limited number of products and have a concentration of orders from key customers, primarily in the U.S. market, from which we derive a substantial portion of our revenue.  In connection with the acquisition of SDP, we acquired SDP's two main supply agreements, which in the aggregate contributed 83% of its total revenue in 2020 and 89% of its total revenue in 2019.  These supply agreements may be terminated by either party from time to time under certain conditions. Customers may cancel or choose not to renew their contracts. Changes in economic conditions could influence future actions of our partners or other customers. To the extent that any significant agreement or agreements with our customers are canceled, including, without limitation, our supply agreements, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be materially adversely affected. We seek to expand our product offerings, increase the number of customers and expand our markets, but there is no assurance that this plan will succeed.

Our customers depend on third-party coverage and reimbursements. The failure of healthcare programs to provide coverage and reimbursement, or reductions in levels of reimbursement, could have a material adverse effect on our business.

The ability of our customers to obtain reimbursements for products they purchase from us or from intermediaries, or from therapies they provide using the products they purchase from us or intermediaries is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients' medical expenses in the countries where we do business. Any reduction in the amount of reimbursements received by our customers could harm our business by reducing their selection of our products and the prices they are willing to pay.

In addition, as a result of their purchasing power, third-party payors are implementing cost-cutting measures such as seeking discounts, price reductions or other incentives from medical products suppliers and imposing limitations on coverage and reimbursements for medical technologies and procedures. These trends could compel us to reduce prices for our existing products and potential new products and could cause a decrease in the size of the market or a potential increase in competition that could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be unable to successfully market our products and services.

We may not be successful in marketing our products and services. In order to sustain and increase revenues, our products and services must achieve a significant degree of market acceptance. If we are unable to promote, market and sell our products and services or secure relationships with customers, our business, financial condition and results of operations would be materially adversely affected.

Levels of market acceptance for products and services could be impacted by several factors, many of which are not within our control, including but not limited to: safety, efficacy, convenience and cost-effectiveness of our products and services; scope of approved uses and marketing approval; difficulty in, or excessive costs to, manufacturing; infringement or alleged infringement of the patents or intellectual property rights of others; maintenance of business arrangements with healthcare providers; availability of alternative products or services from competitors; and acceptance of the price of products and services.

If our competitors are able to develop and market products that are preferred over those offered by us, are able to grow service businesses that are preferred over our services or other businesses preferred over other products and services that may be developed, we may not be able to generate sufficient revenues to continue our operations. We may not be able to contend successfully with competitors. The medical device industry is highly competitive and subject to significant and rapid technological changes as new technologies, services and treatments are developed.

We plan to market our products in other countries besides the United States.  We may not succeed in our marketing efforts.  We may incur substantial initial costs associated with entering a new market.  It may take time to meet all the legal, regulatory and economic burdens of entering a new market, and those costs may not be recouped for some time or at all, which may have an impact upon our financial performance.

We may fail to keep pace with necessary technological changes.

The market for some of our products may be characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results.    SDP derived, and it is expected that we will continue to derive, a substantial portion of revenues from the development and sale of products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards and changing patient preferences. There is no assurance that we will keep up with technological improvements.

We are a holding company and operate through our subsidiaries.

We conduct our operations through our subsidiaries. Therefore, to the extent of these holdings, we (directly and indirectly) are dependent on the cash flows of these subsidiaries to meet our obligations. The ability of these subsidiaries to make payments to their parent companies may be constrained by a variety of factors, including the level of taxation, particularly corporate profits and withholding taxes, in the jurisdiction in which each subsidiary operates, and the introduction of exchange controls or repatriation restrictions or the availability of hard currency to be repatriated. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

We may be subject to certain conflicts of interest.

Certain of our directors and officers will be engaged in, and will continue to engage in, other business activities on their own behalf and on behalf of other companies and, as a result of these and other activities, such directors and officers may become subject to conflicts of interest. Our independent members of the Board of Directors (the "Board") will review any such transactions and report to the Audit Committee of the Board.

The Business Corporations Act of British Columbia, as amended, including the regulations promulgated thereunder (the "BCBCA") provides that in the event that a director has a material interest in a contract or proposed contract or agreement that is material to an issuer, the director shall disclose his interest in such contract or agreement and shall refrain from voting on any matter in respect of such contract or agreement, subject to and in accordance with the BCBCA. To the extent that conflicts of interest arise, such conflicts will be resolved in accordance with the provisions of the BCBCA.

We do not have foreign private issuer status.

As of March 1, 2020, the Company ceased to meet the definition of a "foreign private issuer" set out in Rule 405 of the Securities Act.  As a result, our equity securities will be deemed to be "restricted securities" as such term is defined in Rule 144 of the Securities Act.  Any such securities issued by us must be registered with the SEC or be issued on an exempt basis and carry resale restrictions.  As a result of the loss of foreign private issuer status, we filed a registration statement on Form S-1 to register the resale of securities issued in connection with certain private equity financings, and we are now subject to SEC rules and regulations regarding disclosure which require the filing of various periodic reports on Forms 10-K, 10-Q and 8-K.  These obligations entail significant financial and management resources.  We are also subject to liability under the Securities Act and the Exchange Act. Liability under these acts can lead to monetary fines, limitations on future financings and, if imposed, may impede our ability to finance our business.

We may be subject to litigation.

We and/or our directors may be subject to a variety of civil or other legal proceedings, with or without merit, which may redirect substantial amounts of our resources. Our devices may be used in inherently risky situations to help physicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit where an individual plaintiff suffered permanent physical injury, the possibility of a large award for damages exists whether or not a causal relationship exists.  Moreover, even if we are successful in litigation, litigation can redirect significant resources including, but not limited to, our management's time and attention and our capital.

We face risks relating to our insurance coverage.

The marketing and sale of medical device products creates an inherent risk of claims for product liability. We carry product liability insurance that we consider adequate to protect us from claims. There can be no assurance that we will have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we are subject to such liability claims, there is no assurance that our insurance provider will continue to insure us or that our insurance rates will not substantially rise, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims.

We may be unable to maintain the intellectual property rights on which our future success is dependent.

It is anticipated that our trademarks, trade secrets and other intellectual property will be a component of our success. Effective trademark, trade secret and intellectual property protection may not be available to us in every jurisdiction in which our products may be available. In addition, if any third-party confidentiality agreements in our favor are breached, there may not be an adequate remedy available to us. If our trade secrets become publicly known, it may cause us to lose competitive advantages.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Other companies, including our competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe our ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology at a reasonable cost, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success.

Our products may be subject to product recalls.

Our products may be subject to recall, despite receiving United States Food and Drug Administration ("FDA") or foreign clearance or approval, which would harm our reputation and business. The FDA and similar governmental authorities in other countries have the authority to require the recall of medical device products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with customers. There can be no assurance that we will not have product recalls in the future or that such recalls would not have a material adverse effect on our business.

We face risks related to our information technology systems, and potential cyber-attacks and security breaches.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems may contain valuable proprietary and confidential information and personal customer data. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.  Any of these consequences would adversely affect our revenue and margins.

We are subject to antitrust laws, violations of which may incur substantial penalties that could have a material adverse effect on our business.

The U.S. healthcare industry is subject to close antitrust scrutiny. In recent years, U.S. regulatory authorities have taken increasing steps to review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties including treble damages, significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have material adverse effects on our financial condition and results of operations.

We are subject to debt instruments and restrictive covenants that may impede our ability to conduct our business.

We are subject to various restrictive covenants and events of default, including payment of interest and principal when due, under a commercial loan agreement entered into with a third party financial institution on June 9, 2021 in connection with a $6,518,880 (US$5,400,000) revolving loan facility, and a secured promissory note in the principal amount of $905,400 (US$750,000) due on June 9, 2024 (collectively, the "Loans").

If there is an event of default under the Loans, the principal amount owing thereunder, plus accrued and unpaid interest, may be declared immediately due and payable. If such an event occurs, it could have a material negative financial impact on the Company. Any extended default under the Loans could result in the loss of our entire business.

In addition, the Loans include various conditions and covenants that require us to obtain consents prior to carrying out certain activities and entering into certain transactions. The inability to meet these conditions and covenants or obtain lenders' consent to carry out restricted activities could materially and adversely affect our business and results of operations.

We are subject to environmental regulations and any failure to comply may result in substantial fines and sanctions.

Our operations are subject to state, federal and international environmental laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of raw materials, waste and other materials. Many of these laws and regulations provide for substantial fines and criminal sanctions for violations. We believe that we are operating our business and facility in a manner that complies in all material respects with environmental, health and safety laws and regulations; however, we may incur material costs or liabilities if we fail to operate in full compliance. We do not maintain environmental damage insurance coverage with respect to the products which we manufacture.

We may have to make significant expenditures in the future to comply with evolving environmental, health and safety requirements, including new requirements that may be adopted or imposed in the future. To meet changing licensing and regulatory standards, we may have to make significant additional site or operational modifications that could involve substantial expenditures or reduction or suspension of some of our operations. We cannot be certain that we have identified all environmental and health and safety matters affecting our activities, and in the future our environmental, health and safety problems, and the costs to remediate them, may be materially greater than we expect.

Our results of operations could be affected by currency fluctuations.

Our properties are all located in the United States and most costs associated with these properties are paid in U.S. dollars. At this time, all revenues are earned in U.S. dollars.  If we are successful in marketing products to Europe and Japan, revenues may be earned in euros, yen and other diverse currencies.  Marketing costs may also be incurred in such currencies. There can be significant swings in the exchange rate between these currencies and the Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

Risks Related to Our Finances and Capital Requirements

We may be unable to obtain sufficient capital or liquidity to fulfill our business requirements.

Additional funds for the establishment of our business and growth plans may be required. No assurances can be given that we will be able to raise the additional funding that may be required for such activities, should such funding not be fully generated from operations. To meet such funding requirements, we may be required to undertake additional equity financing, which would be dilutive to shareholders. Debt financing, if available, may also involve restrictions on financing and operating activities. There is no assurance that additional financing will be available on terms acceptable us or at all. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations and pursue only activities or acquire targets that can be funded through cash flows generated from our existing operations, if any.

We may face difficulties acquiring additional or traditional financing.

We anticipate that we may have significant ongoing capital expenditure requirements. If we are unable to obtain necessary capital on favorable terms or at all, we may not be able to execute on our proposed business plans and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

The development of our business (including acquisitions) may require additional financing, which may involve high transaction costs, dilution to our shareholders, high interest rates or unfavorable terms and conditions. Failure to obtain sufficient financing may result in the delay or indefinite postponement of our business plans and our business, financial condition, results of operations and prospects may be adversely affected. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

We may invest in pre-revenue and other revenue-generating medical device companies which may not be able to meet anticipated revenue targets in the future.

We may make investments in companies with no significant sources of operating cash flow and no revenue from operations, or companies that have revenues but are introducing new product lines with no revenue history and a need to fund production and marketing expenses. Our investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that our investment in these pre-revenue companies or new products will not be able to meet anticipated revenue targets or will generate no revenue at all. The risk is that underperforming pre-revenue companies may lead to these businesses failing, which could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

Our sales are difficult to forecast.

As a result of recent and ongoing regulatory and policy changes in the medical device industries, the market data available is limited and may be unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Actual results may differ materially from projected results for a number of reasons including increases in operating expenses, changes or shifts in regulations or applicable laws, undiscovered or unanticipated adverse industry and economic conditions, and unanticipated competition. Accordingly, our investors should not rely on any projections to indicate the actual results we might achieve.

Changes in our customer, product or competition mix could cause our product margin to fluctuate.

From time to time, we may experience changes in our customer mix, our product mix or our competition mix. Changes in our customer mix may result from geographic expansion or contractions, legislative or enforcement priority changes affecting the products we distribute, selling activities within current geographic markets and targeted selling activities to new customer sectors. Changes in our product mix may result from marketing activities to existing customers, the needs communicated to us from existing and prospective customers and from legislative changes. Changes in our competition mix may result from well-financed competitors entering into our business segment. If customer demand for lower-margin products increases and demand for higher-margin products decreases, our business, results of operations and financial condition may suffer.

We may not achieve or maintain profitability in the future.

We intend to expend significant funds to make acquisitions and to fund our working capital. Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this prospectus and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders' equity and working capital. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common shares may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in our value may also cause you to lose all or part of your investment.

Risks Related to Our Common Shares

Our common shares are a high risk investment.

Our common shares are listed in Canada on the TSXV and are not listed on any U.S. national securities exchange. Consequently, there is a limited trading market for our common shares, which may affect the ability of shareholders to sell our common shares in the U.S. and the prices at which they may be able to sell our common shares. The TSXV is a smaller exchange in Canada and your broker may not facilitate trades in Canada.

The market price of our common shares has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common shares is not necessarily indicative of our operating performance or long term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common shares.

In the United States, our common shares are considered a "penny stock", and our shares are not listed and trading on any U.S. exchange. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". These rules further restrict the trading activity and marketability of our common shares.

As a result of the foregoing, a purchase of our common shares should be considered a high risk investment.

We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

Because we have no near term plans to pay cash dividends on our common shares, investors must look solely to share appreciation for a return on their investment. We anticipate retaining all available funds and any future earnings for use in the operation and expansion of our business and there is no expectation that we will declare or pay any cash dividends on our common shares in the near term. Any future determination as to the declaration and payment of cash dividends will be at the discretion of the Board and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors that the Board considers relevant. Accordingly, investors will only see a return on their investment if the value of our common shares appreciates.

We are subject to the continued listing criteria of the TSXV and our failure to satisfy these criteria may result in the suspension or delisting of the common shares.

Our common shares are currently listed on the TSXV. In order to maintain the listing, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, the TSXV may delist or suspend from trading the securities of any issuer if, in the TSXV's opinion, the issuer or its principal operating subsidiary substantially reduces or impairs its principal operating assets, ceases or discontinues a substantial portion of its operations or business for any reason, or seeks protection or is placed under the protection of any insolvency or bankruptcy laws or is placed into receivership, or if any other event occurs or any condition exists which, in the opinion of the TSXV, makes continued listing on the TSXV inadvisable or not in the public interest.

If the TSXV suspends or delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our common shares, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

We are eligible to be treated as an "emerging growth company" as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

• have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

• comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm;

• rotate audit firms or provide a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

• submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on- frequency"; and

• disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation.

We will remain an "emerging growth company" until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) the last day of the fiscal year in which we celebrate the fifth anniversary of our first sale of registered common equity securities pursuant to the Securities Act. Until such time, however, we cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

Additional issuances of common shares may result in further dilution.

We may issue additional common shares in the future to finance acquisitions or operations, which may dilute an existing investor's holdings. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of common shares will have on the market price of our common shares. Issuances of a substantial number of additional common shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for our common shares. With any additional issuance of common shares, our investors will suffer dilution to their voting power and economic interest.

Our share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common shares:

• our ability to execute our business plan;

• period-to-period fluctuations in our financial results;

• changes in the economic performance or market valuations of companies in the industry in which we operate;

• addition or departure of our executive officers and other key personnel;

• sales or perceived sales of additional shares of our common shares;

• operating and financial performance that varies from the expectations of management, securities analysts and investors;

• regulatory changes affecting our industry generally and our business and operations both domestically and abroad;

• announcements of developments and other material events by us or our competitors;

• changes in global financial markets and global economies and general market conditions;

• significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and

• news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common shares.

It may be difficult to enforce judgments or bring actions outside the United States against us and our directors.

We are a British Columbia corporation and, as a result, it may be difficult or impossible for an investor to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and the Company; or bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and the Company.

General Risk Factors

We heavily rely on management and key personnel and the loss of their services could have a material adverse effect on us.

Our success will be largely dependent upon the skills, experience and performance of our, and our subsidiaries', directors and officers and our ability to attract and retain key personnel. The loss of the services of these persons may have a material adverse effect on our business and prospects. We will compete with numerous other companies for the recruitment and retention of qualified employees and contractors. There is no assurance that we can maintain the service of our directors and officers. Failure to do so could have a material adverse effect on us and our prospects.

We are subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

In December 2019, COVID-19 emerged in Wuhan, China. Since then, it has spread to several other countries and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns or other preventative measures taken to limit the potential impact from a public health epidemic that may be requested or mandated by governmental authorities.

Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees and our customers, following the recommended actions of government and health authorities. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and supply chain, as well as our continued operation in jurisdictions that currently or in the future impose restrictions on business operations.

Changes in U.S. economic conditions may negatively impact our business.

For the foreseeable future, our business is expected to be concentrated in the U.S. market. Changes in the economic conditions in the U.S. may have a substantial impact on our financial performance, business, financial condition or results of operations.

Changes in U.S. tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common shares. In recent years, many changes have been made and changes are likely to continue to occur in the future.

For example, the Tax Cuts and Jobs Act enacted in 2017 made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, which is a historically low rate. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.  In light of the new presidential administration, it cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our investors' tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2021, pursuant to the exercise of stock options which generated net proceeds of  $355,500, of which $179,500 was received subsequent to May 31, 2021, we issued 1,492,425 shares of common shares.

On May 20, 2021, pursuant to a share exchange agreement, we issued 1,355,425 common shares in exchange for the surrender of 1,355,425 Class A shares.

On May 21, 2021, we issued and sold 9,990,237 common shares which generated gross proceeds of $5,550,258.

On May 21, 2021, pursuant to a shares-for-debt agreement, we issued 737,000 common shares in satisfaction of US$88,000 of indebtedness owed to a service provider.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

3.1	Business Corporations Act Articles of Salona Global Medical Device Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

--------------------
*To be filed by amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Date: July 14, 2021	/s/ Leslie Cross
Leslie Cross, Chairman of the Board and Interim Chief
Executive Officer

/s/ Kyle Appleby
Kyle Appleby, Interim Chief Financial Officer
(in his capacity as Principal Accounting Officer)