Form 10-Q/A
period 2021-05-31
Salona Global Medical Device Corp
filed 2021-08-02
CIK 1617765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
Yes ☐ No ☒

As of July 14, 2021, 44,677,545 common shares, no par value, and 480,479 Class A shares were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q (this "Amended Report") is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2021 (the "Original 10-Q") of Salona Global Medical Device Corporation, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

ITEM 6. EXHIBITS

Exhibit	Description

*3.1	Business Corporations Act Articles of Salona Global Medical Device Corp.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

--------------------

* Previously filed with the Quarterly Report on Form 10-Q of Salona Global Medical Device Corporation for the period ended May 31, 2021, which was filed with the U.S. Securities and Exchange Commission on July 15, 2021.

** Filed herewith in accordance with the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Date: July 30, 2021	/s/ Leslie Cross
Leslie Cross, Chairman of the Board and Interim Chief
Executive Officer

Date: July 30, 2021	/s/ Kyle Appleby
Kyle Appleby, Interim Chief Financial Officer
(in his capacity as Principal Accounting Officer)