Form 10-Q
period 2021-08-31
Salona Global Medical Device Corp
filed 2021-10-15
CIK 1617765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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
 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

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

Yes ☐ No ☒

As of October 15, 2021, (latest practicable date), 44,790,162 common shares, no par value, and 1,355,425 Class A shares were outstanding.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," the "Company" and "Salona" mean Salona Global Medical Device Corporation (a corporation incorporated under the laws of the Province of British Columbia formerly known as Brattle Street Investment Corp.) and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended August 31, 2021 and August 31, 2020 (Expressed in Canadian Dollars)

Unaudited Condensed Consolidated Balance Sheet	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	4

Unaudited Condensed Consolidated Statements of Stockholders' Equity	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7-24

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As at August 31, 2021 (unaudited) and February 28, 2021 (audited)
(In Canadian Dollars)

	Note	August 31, 2021	February 28, 2021
Assets
Cash and cash equivalents		$11,193,795	$7,080,768
Restricted cash		-	5,425,374
Accounts receivable	5	3,706,536	-
Inventories	7	4,539,926	-
Marketable securities	20	-	488,684
Prepaids expenses and other receivables		364,256	135,065
Total current assets		19,804,513	13,129,891
Restricted cash	13	481,881	-
Property and equipment, net	8	1,428,598	-
Operating right-of-use assets, net	13	2,413,081	-
Intangible assets, net	9	2,120,656	-
Goodwill	4	8,532,798	-
Total assets		$34,781,527	$13,129,891

Liabilities and equity
Liabilities
Subscription receipts		$-	$5,425,374
Line of credit	11	4,869,379	-
Accounts payable and accrued liabilities	10	2,700,456	1,047,784
Current portion of debt	11	264,137	-
Current portion of lease liability	13	85,995	-
Other liabilities	10	325,880	15,000
Obligation for issuance of shares	4	12,081,780	-
Total current liabilities		20,327,627	6,488,158
Debt, net of current portion	11	764,729	-
Lease liability, net of current portion	13	2,513,327	-
Total liabilities		23,605,683	6,488,158

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 44,790,162 shares issued and outstanding as of August 31, 2021 (February 28, 2021: 33,813,308)	14	36,552,873	31,065,513
Class A shares; no par value, unlimited shares authorized; 1,355,425 shares issued and outstanding as of August 31, 2021 (February 28, 2021: Nil)	14	480,479	-
Additional paid-in-capital	14	3,895,604	3,625,762
Accumulated other comprehensive income		959,321	943,320
Deficit		(30,712,433)	(28,992,862)
Total stockholders' equity		11,175,844	6,641,733
Total liabilities and stockholders' equity		$34,781,527	$13,129,891
Subsequent events (Note 21)
Contingencies (Note 22)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended August 31, 2021 and 2020
(In Canadian Dollars)

		3 months ended		6 months ended
	Note	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue	6	$3,973,773	$78,442	$4,564,213	$69,824
Cost of revenue
Direct service personnel		232,269	—	277,183	—
Direct material costs		2,537,333	—	2,875,884	—
Total cost of revenue		2,769,602	—	3,153,067	—
Gross margin		1,204,171	78,442	1,411,146	69,824
Operating expenses
General and administrative	14,15,18	1,103,843	359,625	1,601,625	545,853
Total operating expenses		1,103,843	359,625	1,601,625	545,853
Net income before the undernoted		100,328	(281,183)	(190,479)	(476,029)
Amortization of intangible assets	9	(70,609)	—	(78,788)	—
Depreciation of property and equipment	8	(61,096)	—	(65,956)	—
Amortization of right-of-use assets	13	(35,266)	—	(38,883)	—
Interest expense		(136,840)	—	(144,084)	—
Foreign exchange gain		7,291	—	10,537	—
Gain on debt settlement	14	—	—	15,538	—
Transaction costs including legal, financial, audit, US & Canadian Regulatory	19	(886,793)	—	(1,225,468)	—
Net loss before taxes		$(1,082,985)	$(281,183)	$(1,717,583)	$(476,029)
Income tax expense		(1,988)	—	(1,988)
Net loss		(1,084,973)	(281,183)	(1,719,571)	(476,029)
Other comprehensive loss
Foreign currency translation gain (loss)		328,126	(491,960)	16,001	(254,991)
Comprehensive loss		$(756,847)	$(773,143)	$(1,703,570)	$(731,020)
Net loss per share
Basic and diluted	17	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding		44,691,010	45,841,454	39,843,351	45,841,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Condensed Consolidated Statements of Stockholders' Equity
For the three and six months ended August 31, 2021 and 2020
(In Canadian Dollars)

	Common stock		Class A Shares
	Number*	Amount $	Number	Amount $	Additional paid-in- capital $	Accumulated other comprehensive income $	Deficit $	Total $

Balance - May 31, 2020	33,785,154	31,055,842	-	-	3,403,577	1,610,717	(26,520,285)	9,549,851
Stock based compensation	-	-	-	-	55,598	-	-	55,598
Foreign currency translation	-	-	-	-	-	(491,960)	-	(491,960)
Net loss from the period	-	-	-	-	-	-	(281,183)	(281,183)
Balance - August 31, 2020	33,785,154	31,055,842	-	-	3,459,175	1,118,757	(26,801,468)	8,832,306

Balance -February 29, 2020	33,785,154	31,055,842	-	-	3,392,371	1,373,748	(26,325,439)	9,496,522
Stock based compensation	-	-	-	-	66,804	-	-	66,804
Foreign currency translation	-	-	-	-	-	(254,991)	-	(254,991)
Net loss from the period	-	-	-	-	-	-	(476,029)	(476,029)
Balance - August 31, 2020	33,785,154	31,055,842	-	-	3,459,175	1,118,757	(26,801,468)	8,832,306

Balance - May 31, 2021	44,677,545	36,514,189	1,355,425	480,479	3,466,683	631,195	(29,627,460)	11,465,086
Share Based Compensation	-	-	-	-	446,213	-	-	446,213
Shares issued on exercise of options	112,617	38,684	-	-	(17,292)	-	-	21,392
Foreign currency translation gain	-	-	-	-	-	328,126	-	328,126
Net loss for the period	-	-	-	-	-	-	(1,084,973)	(1,084,973)
Balance - August 31, 2021	44,790,162	36,552,873	1,355,425	480,479	3,895,604	959,321	(30,712,433)	11,175,844

Balance -February 28, 2021	33,813,308	31,065,513	-	-	3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	465,300	-	-	465,300
Shares issued on exercise of options	1,605,042	572,350	-	-	(195,458)	-	-	376,892
Shares exchanged to Class A Shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-
Shares for debt settlement	737,000	94,999	-	-	-	-	-	94,999
Shares issued on financing, net	9,990,237	5,300,490	-	-	-	-	-	5,300,490
Foreign currency translation gain	-	-	-	-	-	16,001	-	16,001
Net loss for the period	-	-	-	-	-	-	(1,719,571)	(1,719,571)
Balance - August 31, 2021	44,790,162	36,552,873	1,355,425	480,479	3,895,604	959,321	(30,712,433)	11,175,844

* The unaudited condensed consolidated statements of shareholders' equity has been retroactively adjusted to account for the reverse stock split of 10:7.37 that took place on December 21, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended August 31, 2021 and 2020
(In Canadian Dollars)

		August 31, 2021	August 31, 2020
Operating activities	Note
Net loss		$(1,719,571)	$(476,029)
Non-cash items:
Depreciation and amortization	8,9,13	183,627	-
Interest accretion on lease liability	13	47,818	-
Realized gain on sale of marketable securities		(10,023)	42,689
Stock based compensation	14	465,300	66,804
Change in fair value of marketable securities		(6,824)	67,912
Changes in operating assets and liabilities:
Accounts receivable		(791,841)	-
Prepaid expenses and other receivables		(200,789)	93,622
Inventories		628,708	-
Accounts payable and accrued liabilities		579,478	(99,454)
Other liabilities		(88,611)	-
Net cash used in operating activities		(912,728)	(304,456)

Investing activities
Cash and restricted cash received on acquisition of SDP	4	461,321	-
Proceeds on sale of marketable securities		496,526	261,263
Purchase of marketable securities		-	(88,014)
Acquisition of property and equipment	8	(19,914)	-
Net cash provided by investing activities		937,933	173,249

Financing activities
Repayment of long-term debt	11	(2,019,097)	-
Draws from line of credit	11	936,895	-
Issuance costs	14	(124,884)	-
Proceeds from exercise of stock options	14	376,892	-
Lease Payments	13	(61,540)	-
Net cash used in financing activities		(891,734)	-

Effect of foreign exchange rates on cash		36,063	(262,161)
Decrease in cash and cash equivalents and restricted cash		(866,529)	(131,207)
Cash and cash equivalents and restricted cash, opening		12,506,142	8,349,423
Cash and cash equivalents and restricted cash, closing		$11,675,676	$7,956,055

Supplementary
Interest		$153,047	$-
Income taxes		1,988	-
Common stock issued for debt		94,999	-
Restricted cash including the closing balance above		481,881	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2021 and 2020
(In Canadian Dollars)

1. Description of the business

Salona Global Medical Device Corporation (formerly known as Brattle Street Investment Corp.) ("we," "us," "our," "Salona," or the "Company"), is a publicly traded company listed on the TSX Venture Exchange (the "Exchange" or "TSXV"). The Company is an acquisition oriented, US-based and revenue generating medical technology company. The Company aims to leverage the liquid Canadian capital markets to acquire small to midsize US and internationally based medical device products and companies with the goal of expanding sales and improving operations. The Company's aim is to create a large, broad-based medical device company with global reach.

The Company was incorporated under the Canada Business Corporations Act on September 17, 2013. The common shares in the capital of the Company ("common shares") trade on the Exchange under the symbol "SGMD". The Company's registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario.

On September 30, 2021 the Company closed on an acquisition of Simbex, LLC ("Simbex")

On May 21, 2021, the Company closed on an acquisition of South Dakota Partners Inc. ("SDP").

On December 21, 2020, Company consolidated its issued and outstanding common shares on the basis of 7.37 post-consolidation common shares for 10 pre-consolidation common shares (the "Consolidation"). These shares were retroactively restated on the unaudited condensed consolidated statement of shareholders' equity.

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

2. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations. The financial information contained in this report should be read in conjunction with the Annual Report on Form S-1 for the fiscal years ended February 28, 2021 and February 29, 2020. The results of operations for the three and six months ended August 31, 2021 are not necessarily indicative of the results for the year ending February 28, 2022.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

Functional and presentation currency

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

c) Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies to useful lives of non-current assets, impairment of non-current assets, valuation of stock-based compensation, allowance for doubtful accounts, provisions for inventory and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. All operating segments' operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As at August 31, 2021, the Company has one segment, healthcare operations, which includes production and sale of medical devices to businesses in the United States as well as the collection of outstanding loans. Assets, liabilities, revenues and expense from these segments are disclosed in the balance sheets and statement of income and comprehensive income.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

e) Fair value of financial instruments

The Company's financial instruments consist principally of cash, restricted cash, marketable securities, accounts receivable, accounts payable and accrued liabilities, line of credit, long term debt, contingent liability, lease liabilities and other liabilities.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.

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

As of August 31, 2021, and February 28, 2021, respectively, the Company did not identify any financial assets and liabilities other than the marketable securities, contingent liabilities and assets resulting from the SDP acquisition that would be required to be presented on the balance sheet at fair value.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

Revenue is recognized at a point-in-time upon transfer of control of goods or services to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company expects to receive in exchange for the goods or services.

Revenue comprises of goods and services provided to the Company's contracted customers.

Provisions for discounts, returns and other adjustments are provided for in the period the related sales are recorded.

The Company has concluded that it is the principal in its revenue arrangements because it controls the goods or services before transferring them to the customer.

The Company typically provides warranties for general repairs of defects that existed at the time of sale. These assurance-type warranties are accounted for as warranty provisions, if any.

g) Inventories

Inventories comprises of raw-material, work-in-progress and finished goods, which consist principally of electrodes, electronic components, subassemblies, steel, hardware, and fasteners and are stated at the lower of cost (first-in, first-out) or net realizable value and include direct labor, materials, and other related costs. The Company periodically reviews inventory for evidence of slow-moving or obsolete items, and writes inventory down to net realizable value, as needed.

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

h) Goodwill

Goodwill represents the excess of costs over fair value of net assets acquired from our business combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the FASB issued Accounting Standards Update ("ASU") No. 2017-04 Intangibles-Goodwill and Other (Topic 350). Because an assembled workforce cannot be sold or transferred separately from the other assets in the business, any value attributed to it is subsumed into goodwill. The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

i) Property and equipment

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

l) Business Combination and Contingent consideration

A business combination is a transaction or other event in which control over one or more businesses is obtained. A business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits. A business consists of inputs and processes applied to those inputs that have the ability to create outputs that provide a return to the Company and its shareholders. A business need not include all of the inputs and processes that were used by the acquiree to produce outputs if the business can be integrated with the inputs and processes of the Company to continue to produce outputs. The Company considers several factors to determine whether the set of activities and assets is a business.

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units ("RUs"). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date.

The determination of the value of goodwill and intangible assets arising from business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

The total purchase price for the acquisition of South Dakota Partners Inc. ("SDP") comprised amounts allocated to stock and cash, including a contingent consideration liability representing the impact of expected revenue and net working capital shortfalls and a contingent consideration asset which represents potential future earnout payments to the Company that are contingent on SDP's business achieving certain milestones.

Contingent consideration classified as an asset or liability is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in profit or loss.

m) Concentration risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. During the period ended August 31, 2021, SDP had 407 customers with two of those customers accounting for over 78% (August 31, 2020 - nil) of revenues and 85% (February 28, 2021 - nil) of accounts receivable, which is a material concentration of risks.

n) Recently issued pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its condensed consolidated financial statements as well as whether to early adopt the new guidance.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company's condensed consolidated financial statements and related disclosures.

In May, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40):Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company's condensed consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

4. Acquisition of South Dakota Partners Inc. ("SDP")

Purchase Price

On May 21, 2021, the Company completed the purchase all of the capital stock of South Dakota Partners Inc. (SDP), under the Purchase Agreement dated May 21, 2021. Under the Purchase Agreement, Salona acquired the manufacturer specializing in medical devices, full electronics box builds, PCBA's, electrodes, drug delivery and many other products involving electronics, electromechanical assemblies, and various types of material conversion. The acquisition includes all of the current customers, contract rights, inventory, equipment, workforce, and manufacturing infrastructure. At the time of the transaction, there were no material relationships between the seller and Salona or any of its affiliates, or any director or officer of Salona , or any associate of any such officer or director. As consideration, the Company will issue 26,000,000 shares of common stock valued at $12,340,570 subject to earn-out adjustments, including revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all of the assets and liabilities of SDP.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

Cash	$255
Restricted Cash	461,066
Accounts Receivable	2,763,621
Inventories	4,958,833
Prepaid expenses	21,651
Property and equipment	1,409,421
Right-of-use assets	2,343,947
Intangible Assets	2,199,444
Goodwill	8,532,798
Accounts payable	(821,244)
Accrued expenses	(201,733)
Line of credit	(3,732,414)
Debt	(2,971,350)
Lease liability	(2,498,095)
Other liabilities	(384,420)
Total adjusted purchase price	$(12,081,780)

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets".  Management estimates that the amount of goodwill that will be deductible for income tax purposes in the current year is $438,490. This amount is expected to increase in future years.

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

The contingent consideration asset represents potential future earnout payments to the Company that are contingent on SDP's business achieving certain milestones. The fair value of the contingent consideration asset of $1,398,700 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The value of the contingent consideration asset at August 31, 2021 was $1,398,700.

The actual number of shares to be issued as consideration will vary depending upon the future revenues and net assets of the acquiree, for the period and as at the end of the twelve months following the month of the acquisition date. Accordingly, a liability of $12,081,780 has been recorded as at August 31, 2021 for shares of common stock to be issued and related to the acquisition.

Post acquisition, SDP contributed substantially to the Company's balance sheet and made up greater than 50% of the Company's assets.
5. Accounts receivable

	August 31, 2021	February 28, 2021

Trade accounts receivable	$3,623,956	$-
Allowance for doubtful accounts	(26,410)	-
Other receivables	108,990	-
Total accounts receivable	$3,706,536	$-

Other receivables consist of reimbursable costs from a customer of SDP and taxes receivable.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

6. Disaggregation of Revenues

	Three months ended		Six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Sales	$3,930,297	$-	$4,502,977	$-
Loan interest	-	9,318	-	16,761
Fees and other	-	21,709	-	36,563
Interest, fees, and other recovered	33,099	-	33,099	82,187
Total operating revenues	$3,963,396	$31,027	$4,536,076	$135,511

Investment income	$5,575	$30,948	$11,290	$44,914
Gain (loss) on sale of marketable securities	10,023	-	10,023	(42,689)
Change in fair value of marketable securities	(5,221)	16,467	6,824	(67,912)
Net investment income (loss)	$10,377	$47,415	$28,137	$(65,687)

Total revenue	$3,973,773	$78,442	$4,564,213	$69,824

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

7. Inventories

The Company allocates inventory into three major buckets: Raw material, work in progress, and finished goods.

August 31, 2021
Raw materials	$4,157,133
Work in progress	330,378
Finished goods	52,415
Total	$4,539,926

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

8. Property and equipment

	Acquired on
Cost	May 21, 2021	Additions	Disposal	Translation	August 31, 2021
Machinery and equipment	$1,306,271	$19,914	$-	$60,526	$1,386,711
Computer equipment and software	70,029	-	-	3,229	73,258
Furniture and fixtures	9,721	-	-	448	10,169
Leasehold improvements	23,400	-	-	1,079	24,479
Total	$1,409,421	$19,914	$-	$65,282	$1,494,617

Accumulated amortization	May 21, 2021	Additions	Disposal	Translation	August 31, 2021
Machinery and equipment	$-	$58,550	$-	$908	$59,458
Computer equipment and software	-	5,248	-	83	5,331
Furniture and fixtures	-	444	-	7	451
Leasehold improvements	-	767	-	12	779
Total	$-	$65,009	$-	$1,010	$66,019

Net Book Value	$1,409,421				$1,428,598

Life of assets are a continuation of the life from SDP (the acquired entity).

9. Intangible assets

	Acquired on
Cost	May 21, 2021	Additions	Disposal	August 31, 2021
Tradename - Trademarks	$341,929	$-	$-	$341,929
Intellectual Property	320,823	-	-	320,823
Customer Base	1,266,405	-	-	1,266,405
Non-Competes	270,287	-	-	270,287
Total	$2,199,444	$-	$-	$2,199,444

Accumulated amortization	May 21, 2021	Additions	Disposal	August 31, 2021
Tradename - Trademarks	$-	$19,879	$-	$19,879
Intellectual Property	-	18,653	-	18,653
Customer Base	-	24,541	-	24,541
Non-Competes	-	15,715	-	15,715
Total	$-	$78,788	$-	$78,788

Net Book Value	$2,199,444			2,120,656

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

10. Accounts payable, accrued liabilities and other liabilities

	August 31, 2021	February 28, 2021

Accounts payable	$2,336,588	$479,767
Accrued liabilities	363,868	568,017
Total	$2,700,456	$1,047,784

Other liabilities include unearned customer deposits.

11. Line of credit and debt

Lines of credit
There is a line of credit facility with a financial institution whereby the Company, secured only by the assets of SDP and not the Parent or any other subsidiary, may borrow up to US$3,500,000 with a maturity on August 1, 2021. Borrowings bear interest at 4.5% and any accrued unpaid interest is due on a monthly basis. The balance was secured by substantially all assets of SDP. As of August 31, 2021, the balance outstanding under the agreement was $nil. The line of credit was refinanced along with several other loans on June 9, 2021.

This line of credit was refinanced along with several other loans on June 9, 2021. The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2023. Borrowings bear interest at 4% or prime +0.75%, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by substantially all assets of SDP and not the Parent or any other subsidiary. As of August 31, 2021, the balance outstanding under the agreement was $4,869,379 (US$3,859,379).

In accordance with the refinanced agreement, the Company is subject to a financial covenant and is required to maintain a minimum tangible net worth (calculated based on the Company's July 31, 2021 consolidated balance sheet less $400,000 USD), which must be met on monthly basis. Additionally, the Company cannot make any loans, advances, intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to August 31, 2021, the Company was in compliance with the financial covenant.

Debt

	South Dakota Development Corporation	State of South Dakota Governor's Office of Economic Development	Other Notes payable	Covid- Related Loans	Crestmark term loan	Total Debt

Acquired on May 21, 2021	$509,544	$28,480	$1,549,288	$884,038	$-	$2,971,350
Additions	-	-		-	936,895	936,895
Forgiveness of loan	-	-		(816,150)	-	(816,150)
Principal repayments	(524,900)	(29,339)	(1,595,982)	-	(13,240)	(2,163,461)
Translation	15,356	859	46,694	28,109	9,214	100,232

Balance, August 31, 2021	-	-	-	95,997	932,869	1,028,866
Less: current portion				(95,997)	(168,140)	(264,137)
Long-term portion	$-	$-	$-	$-	$764,729	$764,729

South Dakota Development Corporation ("SDDC")

This debt line was refinanced along with several other loans subsequent to period end. The Company, through SDP and secured against only SDP assets and not the Parent or any other subsidiary, may borrow up to $800,000 under the promissory note agreement entered in connection with the purchase of the assets of DJO Global Empi Division by SDP and borrowings are guaranteed by the stockholders of the Company. The debt accrues interest at 2% with monthly payments of principal and interest beginning in March 2017 through maturity in May 2021. As of August 31, 2021, the balance of the note was $nil.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

State of South Dakota Governor's Office of Economic Development ("GOED")

On March 6, 2018, the Company borrowed $200,000 with the State of South Dakota Governor's Office of Economic Development for the purpose of financing the growth of the Company. The debt accrues interest at 3 % with monthly payments of principal and interest beginning in June 2018 through maturity in May 2021. The borrowings were guaranteed by the stockholders of the Company. As of August 31, 2021, the balance of the note was $nil.

Other Notes Payable

On February 1, 2019, the Company borrowed $1,500,120 from a financial institution in connection with the acquisition in Note 4. The debt accrued interest at 5.25% with monthly principal and interest payments required through maturity in January 2024. The borrowings were secured by substantially all the assets of the Company. As of August 31, 2021, the balance of the note was $nil. There was no prepayment penalty associated with early settlement.

The Company was also party to two additional notes payable with maturity dates of October 2023 and November 2024, with interest rates of 9.00% and 5.25%, respectively. As of August 31, 2021, the balance on these notes totaled $nil. There was no prepayment penalty associated with early settlement.

Covid Related Loans

On February 2, 2021, SDP borrowed $944,542 (US$736,887) from a financial institution in connection with the United States Payroll Protection Program ("PPP"). The PPP is a fully forgivable loan issued by accredited financial institutions on behalf of the US Government. The loan bears interest at 1.00% with payments of principal and interest of US$13,740 beginning on December 2, 2021. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. SDP initially recorded the proceeds of the PPP Loan as debt and derecognizes the liability when the loan is paid off or it believes forgiveness is reasonably certain. Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness is reduced if full-time headcount declines, or if salaries and wages decrease. The Company had recognized the government grant over the period to match the grant with the related costs, predominantly offset against labor expense. The loan was forgiven in its entirety on June 14th, 2021.

On May 8, 2020, SDP borrowed US$150,000 from the United States Small Business Administration ("SBA") in connection with the Economic Injury Disaster Loan ("EIDL") program. EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The debt bears interest at 2.75% per year and is not forgivable. Payments of principal and interest of $808.70 (US$641) per month beginning 12 months from inception of the loan over a 30-year period. The debt balance as at August 31, 2021 was $95,997 (US$76,085).

Re-financing of Select Liabilities

On June 9th, 2021, SDP refinanced the existing line of credit facility, GOED and SDDC loans, with two new loans.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

Term Note

On June 9, 2021, the Company borrowed $936,895 (US$750,000) with a financial institution, Crestmark. The loan is secured by a loan and security agreement and may not exceed 92% of the value of SDP's machinery and equipment. The debt accrues interest at 6% with monthly payments of principal and interest in the amount of $18,294 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. The borrowings are guaranteed by the stockholders of the Company. As of August 31, 2021, the balance of the note was $932,869.

12. Restricted cash

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

13. Leases

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,634,667 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rental of $230,533 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined.  Per the lease agreement, the Company delivered a letter of credit in the amount of $481,881 (US$381,930), which is recorded in restricted cash on the condensed consolidated statement of financial position. The following details the right-of-use asset transactions from the date of acquisition of SDP on May 21, 2021, related to the leased facility:

	Right-of-use assets
Acquired on May 21, 2021	$2,343,947
Amortization	(38,326)
Translation	107,460
Balance, August 31, 2021	$2,413,081

	Lease liability	Current	Long-term
Acquired on May 21, 2021	$2,498,095	$78,352	$2,419,743
Interest lease expense	47,818
Lease payments	(61,540)
Translation	114,949
Balance, August 31, 2021	$2,599,322	$85,995	$2,513,327

Future minimum lease payments payable are as follows:

Twelve months ending August 31, 2022	$249,972
Twelve months ending August 31, 2023	254,972
Twelve months ending August 31, 2024	260,071
Twelve months ending August 31, 2025	265,272
Twelve months ending August 31, 2026	270,578
2027 and thereafter	2,990,323
Total future minimum lease payments	4,291,188
Less: Interest on lease liabilities	(1,691,866)
Total present value of minimum lease payments	2,599,322
Less: current portion	85,995
Non-current portion	$2,513,327

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

The lease expense for the three and six months ended August 31, 2021 was $77,404 and $86,144. At August 31, 2021, the weighted average remaining lease terms were 17.18 years and the weighted average discount rate was 6.47%.

14. Stockholders' Equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

As at August 31, 2021 and February 28, 2021, the Company had 44,790,162 and 33,813,308 shares of common stock outstanding, respectively, with a value of $36,552,873 and $31,065,513, respectively.

As at August 31, 2021, and February 28, 2021, the Company had 1,355,425 and no Class A shares outstanding, respectively, with a value of $480,479 and $0, respectively.

On September 6, 2020, the Company entered into a share for debt agreement, pursuant to which it issued an aggregate of 737,000 shares of common stock in satisfaction of $114,498 (US$88,000) of indebtedness owed to a service provider. The 737,000 shares of common stock were valued at $94,999 based on the share price on May 21, 2021, the date of issuance. A gain of $15,538 was recognized on the settlement of this debt.

On May 20, 2021, 1,492,425 shares of common stock were issued on the exercise of 1,492,425 stock options for proceeds of $355,500.

On May 20, 2021, pursuant to a share exchange agreement, an aggregate of 1,355,425 shares of common stock with a value of $480,479 were exchanged for 1,355,425 Class A shares.

On May 21, 2021, 9,990,237 shares of common stock were issued in connection with the financing closed on December 21, 2020 for $5,300,490 in proceeds at market value.

On August 20, 2021, 112,617 shares of common stock were issued on the exercise of 112,617 stock options for proceeds of $21,392

b. Share based compensation

The Company amended its stock option plan ("Option Plan") as follows:

•  changing the Option Plan from a rolling stock option plan to a fixed stock option plan;

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

•  fixing the number of common shares issuable under the plan at 47,175,923 being 20% of the number of common shares issued and outstanding immediately following the completion of the Qualifying Transaction; and amending the Option Plan to include provisions relating to the grant of options to a person who is a citizen or resident of the United States, in accordance with the requirements of Section 409A of the United States Internal Revenue Code of 1986, as amended.

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period. The outstanding stock options at August 31, 2021 are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted Avg Remaining Life (years)
March 28, 2014	$ 2.13	5,103	5,103	2.58
February 27, 2017	0.45	25,246	25,246	0.74
September 23, 2019	0.19	450,470	394,161	3.07
May 29, 2020	0.27	73,700	73,700	3.74
August 18, 2020	0.19	73,700	73,700	8.97
June 8, 2021	0.99	663,300	-	4.75
June 8, 2021	0.86	1,672,990	-	4.75
June 8, 2021	0.86	250,000	250,000	4.75
July 7, 2021	1.39	400,000	-	4.96
Total	$ 0.83	3,614,509	821,910	4.60

A summary of the Company's stock options are as follows:

	Number of Options	Weighted Avg. Exercise Price
Balance as at February 29, 2020	1,181,709	0.31
Options exercised	(28,154)	0.19
Options issued	1,639,825	0.23
Balance as at February 28, 2021	2,793,380	$0.27
Options exercised	(1,605,042)	0.24
Options expired	(560,119)	-
Options issued	2,986,290	0.93
Balance as at August 31, 2021	3,614,509	$0.83

The Company recognized $446,213 and $465,300 of stock-based compensation for the three and six months ended August 31, 2021, respectively ($55,598 and $66,804 for the three and six months ended August 31, 2020, respectively).

On May 29, 2020, the Company issued 884,400 options to two directors, which were fully vested, and have been exercised during the period ended, and 73,700 options to an employee of the Company. The options are exercisable for a period of five years at an exercise price of $0.27 per option. The fair value of the options was estimated on the date of the grant at $0.12 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 115%; expected dividend yield of 0%; risk-free interest rate of 99.62%; stock price of $0.16; and expected life of 3 years.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

On August 18, 2020, the Company issued 608,025 options to two directors, which were fully vested, and have been exercised during the period ended, and 73,700 options to an employee of the Company. The options are exercisable for a period of ten years at an exercise price of $0.19 per option. The fair value of the options was estimated on the date of the grant at $0.12 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 115%; expected dividend yield of 0%; risk-free interest rate of 99.71%; stock price of $0.16; and expected life of 3 years.

On June 8, 2021, the Company issued 663,300 options to an officer of the Company. The options are exercisable for a period of five years at an exercise price of $0.99 per option. The fair value of the options was estimated on the date of the grant at $0.58 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 100%; expected dividend yield of 0%; risk-free interest rate of 99.12%; stock price of $0.80; and expected life of 5 years.

On June 8, 2021, the Company issued 1,672,990 options to four directors, and 250,000 options to two employees of the Company in total. The options are exercisable for a period of five years at an exercise price of $0.86 per option. The fair value of the options was estimated on the date of the grant at $0.59 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 100%; expected dividend yield of 0%; risk-free interest rate of 99.12%; stock price of $0.80; and expected life of 5 years.

On July 7, 2021, the Company issued 250,000 options to one director and 150,000 options to an employee of the Company, which were fully vested. The options are exercisable for a period of five years at an exercise price of $1.39 per option. The fair value of the options was estimated on the date of the grant at $0.64 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 190%; expected dividend yield of 0%; risk-free interest rate of 99.06%; stock price of $1.39; and expected life of 5 years.

15.   Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed elsewhere in the Company's unaudited condensed consolidated financial statements, related party transactions are as follows.

	Six months ended
	August 31, 2021	August 31, 2020
Salaries and short-term benefits	72,062	122,696
Stock based compensation	263,240	66,804
Total	335,302	189,500

Salary, allowance and other include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors and executive officers of the Company. Included in accounts payable and accrued liabilities is $nil (February 28, 2021 - $114,498) due to a director of the Company.

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

17. Net loss per share

	Three months ended		Six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net loss	(1,084,973)	(281,183)	(1,719,571)	(476,029)
Weighted average number of common shares	44,691,010	45,841,454	39,843,351	45,841,454

Net loss per share from operations
Basic	(0.02)	(0.01)	(0.04)	(0.01)
Diluted	(0.02)	(0.01)	(0.04)	(0.01)

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

18.  Expenses by nature

General and administrative expenses include stock-based compensation of $465,300 for the six-months ended August 31, 2021 ($66,804 August 31, 2020) and $446,213 for the three-months ended August 31, 2021 ($55,598 August 31,2020), as well as rent and facility costs, professional fees, public company expenses, insurance and other general expenses.

19. Transaction costs including legal, financial, audit, US & Canadian Regulatory

The Company incurred substantial cost associated with the Change of Business transaction, due diligence of acquisition targets, financing costs, US regulatory costs and the associated accounting and regulatory costs. While these costs are crucial to future operations, they do not represent regular operational costs of the business. The Company presents these costs separately to better allow investors to evaluate the operational status of the Company independently of financing, regulatory and other transaction focused expenses. During the three and six months ended August 31, 2021, these costs were as follows:
	Three months ended		Six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Consulting expenses	292,135	-	341,095	-
Professional fees	422,061	-	699,492	-
General expenses	172,597	-	184,881	-
Transaction Costs Including: Audit, Legal, and US Regulatory	886,793	-	1,225,468	-

20. Marketable Securities

Marketable securities are classified as held for trading. The fair value of marketable securities is based on quoted prices in active markets and are measured at level 1 in the fair value hierarchy. The investments comprise of the following equities and balances as at August 31, 2021 and February 28, 2021:

Details	Quantity	Average cost	Market price/ unit	Total Fair Value
				August 31, 2021	February 28, 2021
		$	$	$	$
Callable shares	-	-	-	-	310,529
Short term bond ETF	-	-	-	-	166,267
Publicly traded common shares	-	-	-	-	11,888
Total investments				-	488,684

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and six months ended August 31, 2021 and 2020 (In Canadian Dollars)

21.  Subsequent Events

The Company's management has evaluated subsequent events up to October 15, 2021, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

On September 30, 2021 the Company announced the acquisition of Simbex, an IP-based business that has a portfolio of several revenue and royalty generating products ranging from wearable technology to products for physical stability as well as expertise in development and design of many medical devices on the market it has innovated over the past several years. The consideration is largely dependent upon 2022 performance. An initial payment of US$3,500,000 followed by a contingent payment in January 2023 of (1) up to US$3,500,000, and (2) up to 6,383,954 shares based upon profitability milestones. In order to capture the entire cash component of the earn-out, Simbex will have to have 2022 profits (measured as EBITDA) in excess of US$641,025 and in order to earn the entire share allocation, profits in 2022 will have to be in excess of US$1,400,000. The Company would close this transaction with existing cash on the balance sheet. Restricted shares of a U.S. subsidiary of the Company will be issued to the sellers of Simbex. Each share of the U.S. subsidiary issued in January 2023 will be exchangeable, at the option of the holder, for one Class "A" share of the Company as described in previous filings (the " Class "A" Shares "). The Class A shares are further restricted as they may be converted to the Company's Common shares only so long as the holder has no more than 500,000 Common Shares at any one time.

22. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at August 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

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

Non-GAAP Measures

Throughout this management discussion and analysis ("MD&A"), our management uses a number of financial measures to assess its performance and these are intended to provide additional information to investors concerning the Company. This year and 2022 mean the fiscal year ended February 28, 2022. Last year and 2021 mean the fiscal year ended February 28, 2021. Some of these measures, including net profit (loss) from operations and Adjusted EBITDA are not calculated in accordance with Generally Accepted Accounting Principles (GAAP), which are based on the United States Generally Accepted Accounting Principles (U.S. GAAP), are not defined by GAAP, and do not have standardized meanings that would ensure consistency and comparability between companies using these measures. Readers are cautioned that the disclosure of these items is meant to add to, and not replace, the discussion of financial results as determined in accordance with U.S. GAAP. Salona’s presentation of this financial measure may not be comparable to similarly titled measures used by other companies The primary purpose of these non-GAAP measures is to provide supplemental information that may prove useful to investors who wish to consider the impact of certain non-cash or uncontrollable items on our operating performance and who wish to separate revenues and related costs associated with client acquisition that may not be ongoing.

Financial information presented in this Report is presented in Canadian dollars ("C$"), unless otherwise indicated. Unless otherwise indicated, all references to years are to our fiscal year ended on the last calendar day of February.

Business Overview

On March 11, 2021, we completed the Change of Business, as defined by the TSX Venture Exchange, to become an acquisition oriented, medical device company with plans to achieve scale through both further acquisitions and organic growth. We presently intend to operate in the recovery science market, including post-operative pain, wound care and other markets serving the aging population in the United States.

On May 21, 2021, we consummated the acquisition of SDP through a subsidiary.  SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Since its acquisition, SDP has generated revenues of $4,502,977 and a net profit of $573,368. We anticipate SDP will continue to be profitable in future quarters. Information relating to SDP contained in this Report covers the period from May 22, 2021, through August 31, 2021.

On September 30, 2021, the Company announced the acquisition of Simbex, an IP-based business that has a portfolio of several revenue and royalty generating products ranging from wearable technology to products for physical stability as well as expertise in development and design of many medical devices on the market it has innovated over the past several years. Simbex generated over $8,000,000 in audited revenues in 2020 with reported gross margins of 50% and was cash flow positive. With the closing of Simbex, management estimates SGMD's annualized run-rate revenue will top $24,000,000. Any transactions related to this acquisition are not covered in this report.

RESULTS OF OPERATIONS

Results of Operations for the three and six months ended August 31, 2021 and August 31, 2020

Selected Financial Information

The Company uses Adjusted EBITDA, as calculated below, to assess the health of the acquisitions conducted by SGMD and determine the overall potential of the business clear of transaction costs and other activities associated with the ongoing growth strategy of the business. Adjusted EBITDA is calculated as net income less interest, taxes, depreciation, amortization, stock-based comp, foreign exchange gain (loss) and transaction costs.

	Three Months Ended		2021 vs 2020		Six Months Ended		2021 vs 2020
	August 31, 2021	August 31, 2020	$ Change	% Change	August 31, 2021	August 31, 2020	$ Change	% Change
Revenue	$3,973,773	$78,442	$3,895,331	4,966%	$4,564,213	$69,824	$4,494,389	6,437%
Gross Margin	1,204,171	78,442	1,125,729	1,435%	1,411,146	69,824	1,341,322	1,921%
Adjusted EBITDA	$546,541	$(225,585)	$772,126	(342)%	$274,821	$(409,225)	$684,046	(167%	)

Adjusted EBITDA is calculated as follows:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Adjusted EBITDA	$546,541	$(225,585)	$274,821	$(409,225)
Less: Stock Based Compensation	(446,213)	(55,598)	(465,300)	(66,804)
Amortization of intangible asset	(70,609)	-	(78,788)	-
Depreciation of property and equipment	(61,096)	-	(65,956)	-
Depreciation of right-of-use asset	(35,266)	-	(38,883)	-
Interest Expense	(136,840)	-	(144,084)	-
Foreign exchange gain (loss)	7,291	-	10,537	-
Transaction costs including legal, audit and US Regulatory	(886,793)	-	(1,225,468)	-
Gain on debt settlement	-	-	15,538	-
Income tax expense	(1,988)	-	(1,988)	-
Net Loss	$(1,084,973)	$(281,183)	$(1,719,571)	$(476,029)

Revenue

	Three Months Ended		2021 vs 2020		Six Months Ended		2021 vs 2020
	August 31, 2021	August 31, 2020	$ Change	% Change	August 31, 2021	August 31, 2020	$ Change	% Change
Revenue	$3,973,773	$78,442	$3,895,331	4,966%	$4,564,213	$69,824	$4,494,389	6,437%

Since the acquisition of SDP on May 21, 2021, we have continued generating sales revenue in line with SDP's pre-COVID revenue figures. From June 1, 2021, through August 31, 2021, we generated sales of $3,973,773.

	Three Months Ended		2021 vs 2020		Six Months Ended		2021 vs 2020
	August 31, 2021	August 31, 2020	$ Change	% Change	August 31, 2021	August 31, 2020	$ Change	% Change
Cost of Revenue
Direct service personnel	$232,269	$-	$232,269	100%	$277,183	$-	$277,183	100%
Direct material costs	$2,537,333	$-	$2,537,333	100%	$2,875,884	$-	$2,875,884	100%

Cost of revenue includes our labor costs expended in the production of medical devices, and related expenses allocated directly to the production of medical devices, and our cost of actual materials used in the production process from June 1, 2021, through August 31, 2021. The ongoing global supply chain process has impacted the Company's ability to source affordable components. Management is optimistic that sourcing impacts will diminish as the global supply chain stabilizes.

Amortization, Depreciation, Interest, Transaction Costs and Foreign Exchange Gain (Loss)

	Three Months Ended		2021 vs 2020		Six Months Ended		2021 vs 2020
	August 31, 2021	August 31, 2020	$ Change	% Change	August 31, 2021	August 31, 2020	$ Change	% Change
Amortization of intangible assets	$(70,609)	$-	$(70,609)	100%	$(78,788)	$-	$(78,788)	100%
Depreciation of property and equipment	(61,096)	-	(61,096)	100%	(65,956)	-	(65,956)	100%
Amortization of right-of-use assets	(35,266)	-	(35,266)	100%	(38,883)	-	(38,883)	100%
Interest expense	(136,840)	-	(136,840)	100%	(144,084)	-	(144,084)	100%
Foreign exchange gain	7,291	-	7,291	100%	10,537	-	10,537	100%
Gain on debt settlement	-	-	-	100%	15,538	-	15,538	100%
Transaction costs including legal, financial, audit, US & Canadian Regulatory	$(886,793)	$-	$(886,793)	100%	$(1,225,468)	$-	$(1,225,468)	100%

Amortization of intangible asset reflects the amortization of intangible assets such as trademarks, non-compete agreement, intellectual property and customer base. We depreciate property and equipment across their useful lives. We expect depreciation of property and equipment and of right of use asset and interest expense to increase as the company continues to grow its balance sheet through acquisition.

Transaction costs including legal, financial, audit, US & Canadian Regulatory expenses include fees incurred in connection with the  Change of Business transaction filed in May 21, 2021, due diligence of acquisition targets, financing costs, US regulatory costs, and the associated accounting and other costs. While these costs are necessary to the change of our line of business, they are not operational expenses of the business.

	Three Months Ended		2021 vs 2020			Six Months Ended		2021 vs 2020
	August 31, 2021	August 31, 2020	$ Change	% Change		August 31, 2021	August 31, 2020	$ Change	% Change
Foreign currency translation gain (loss)	$328,126	$(491,960)	$820,086	(167%	)	$16,001	$(254,991)	$270,992	(106%	)

Since we operate in the United States, we are exposed to foreign currency risk. We are unable to effectively predict swings in the foreign exchange value of the U.S. Dollar against the Canadian Dollar. When currency is moved between denominations a gain or loss may be realized and is not something management can accurately predict.

Liquidity and Capital Resources

We fund our operations through cash from operations and asset-based loans secured by subsidiary inventory and accounts receivable from third parties. As of August 31, 2021, we had $11,675,676 of cash, total restricted cash and marketable securities, which was a decrease of $1,319,150 from the balance as of February 28, 2021. During the quarter ended May 31, 2021, we generated $5,550,258 from the sale of 9,990,237 of our Common Shares. During the quarter ended August 31 2021, we generated $21,392 from an exercise of 112,617 of Options.

Long Term Debt

On June 9, 2021, SDP entered into a $6,813,180 (US$5,400,000) revolving loan facility with a third-party financial institution, which refinanced their existing revolving loan facility and other notes.  All amounts outstanding under the $ 6,813,180 revolving loan facility bear interest at the greater of 4% or prime + 0.75% per annum, and any accrued unpaid interest is payable monthly, with a maturity of August 1, 2023. The repayment obligations under the $6,813,180 facility are secured by a first priority lien on substantially all of the assets of SDP and are not guaranteed by the Parent or any other Subsidiary. In addition, on June 9, 2021, SDP issued a secured promissory note in the principal amount of $936,895 (US$750,000) which evidenced the refinancing of two outstanding loans. The note bears interest at the greater of 6% or prime rate + 2.75% per annum. Principal and accrued but unpaid interest due on the note are payable monthly in equal installments over a 36-month period, and the repayment obligations under the note are secured by a lien on substantially all of the assets of SDP. As of August, 31, 2021, we had long term debt of $764,729 related to the above note, as compared to $0 on February 28, 2021, and $0 as of August 31, 2020.

Cash Flows

The following table is a summary of our cash flows for the six-month periods ended August 31, 2021 and August 31, 2020.

	Six months Ended
	August 31, 2021	August 31, 2020
Net cash used in operating activities	$(912,728)	$(304,456)
Net cash provided by investing activities	937,933	173,249
Net cash used in financing activities	(891,734)	-
Net decrease in cash	(866,529)	(131,207)

Net Cash used in operating activities

During the period ended August 31, 2021, $912,728 was used in operating activities, compared to $304,456 for the period ended August 31, 2020. This cash flow was mostly used in the continued acquisition activity of the business as well as to ensure continued operation of the Company and capital raising expenses. Cash losses were substantially lower than the book loss of the Company due to an increase in accounts payable of $579,478 from February 28, 2021, reflecting expenses incurred but not yet paid.

Net Cash provided by investing activities

During the period ended August 31, 2021, $937,933 was provided by investing activities, compared to $173,249 for the period ended August 31, 2020. This increase in cash flow reflects cash received on acquisition of SDP. Additionally, the increase in cash is due to liquidating our marketable securities during the period ended August 31, 2021. We do not anticipate purchasing any marketable securities positions in the foreseeable future.

Net Cash used in financing activities

During the period ended August 31, 2021, $891,734 was used in financing activities, compared to $0 during the period ended August 31, 2020. The cash was primarily used to pay off loans held by SDP.  Net cash used in financing activities was offset by cash generated from the exercise of stock options.

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

As of August 31, 2021, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934).  Based on that evaluation, management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2021.

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

Risks Related to Our Business and Industry

We have a limited business history.

On May 21, 2021, we consummated the acquisition of South Dakota Partners, Inc., a South Dakota corporation ("SDP") pursuant to the terms of that certain Purchase Agreement dated September 8, 2020 among the Company, Brattle Acquisition I Corp, SDP and the shareholders of SDP (the "Purchase Agreement").  As a result of the acquisition of SDP,  we began to operate a large state-of-the-art production facility incorporated and located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Prior to May 21, 2021, we were engaged in the business of making loans to third parties.  Information relating to SDP's business and related services contained in this Report covers the period from May 22, 2021, through August 31, 2021.

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

We are subject to various restrictive covenants and events of default, including payment of interest and principal when due, under a commercial loan agreement entered into with a third party financial institution on June 9, 2021 in connection with a $6,813,180 (US$5,400,000) revolving loan facility with a maturity on August 1, 2023, and a secured promissory note in the principal amount of $936,895 (US$750,000) maturing on June 1, 2024 (collectively, the "Loans").

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2021 pursuant to the exercise of stock options which generated net proceeds of $21,392, we issued 112,617 shares of common shares.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Date: October 15, 2021	/s/ Leslie Cross
Leslie Cross, Chairman of the Board and Interim Chief
Executive Officer

/s/ Kyle Appleby
Kyle Appleby, Interim Chief Financial Officer
(in his capacity as Principal Accounting Officer)