Form 10-Q
period 2021-11-30
Salona Global Medical Device Corp
filed 2022-01-14
CIK 1617765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-255642

SALONA GLOBAL MEDICAL DEVICE CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3330 Caminito Daniella, Del Mar, California	92014
(Address of principal executive offices)	(Zip Code)

(800)-760-6826

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

Yes ☐ No ☒

As of January 13, 2022, (latest practicable date), 44,790,162 common shares, no par value, and 1,355,425 Class A shares were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended November 30, 2021 and November 30, 2020 (Expressed in Canadian Dollars)

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As at November 30, 2021 (unaudited) and February 28, 2021 (audited)
(In Canadian Dollars)

		November 30,	February 28,
	Note	2021	2021
Assets

Cash and cash equivalents		$5,639,759	$7,080,768
Restricted cash		-	5,425,374
Accounts receivable	5	5,440,245	-
Inventories	7	4,834,534	-
Marketable securities	20	-	488,684
Prepaids expenses and other receivables		381,009	135,065
Total current assets		16,295,547	13,129,891
Restricted cash	13	487,977	-
Property and equipment, net	8	1,524,666	-
Operating right-of-use assets, net	13	4,053,453	-
Intangible assets, net	9	7,130,590	-
Goodwill	4	13,484,016	-
Total assets		$42,976,249	$13,129,891

Liabilities and Stockholders' equity
Liabilities
Subscription receipts		$-	$5,425,374
Line of credit	11	4,874,088	-
Accounts payable and accrued liabilities	10	3,343,759	1,047,784
Current portion of debt	11	270,046	-
Current portion of lease liability	13	235,562	-
Other liabilities	10	566,111	15,000
Obligation for issuance of shares	4	18,851,548	-
Total current liabilities		28,141,114	6,488,158
Debt, net of current portion	11	730,527	-
Lease liability, net of current portion	13	4,027,464	-
Total liabilities		32,899,105	6,488,158

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 44,790,162 shares issued and outstanding as of November 30, 2021 (February 28, 2021: 33,813,308)	14	36,552,873	31,065,513
Class A shares; no par value, unlimited shares authorized; 1,355,425 shares issued and outstanding as of November 30, 2021 (February 28, 2021: Nil)	14	480,479	-
Additional paid-in-capital	14	4,188,096	3,625,762
Accumulated other comprehensive income		1,071,826	943,320
Deficit		(32,216,130)	(28,992,862)
Total stockholders' equity		10,077,144	6,641,733
Total liabilities and stockholders' equity		$42,976,249	$13,129,891
Subsequent events (Note 21)
Contingencies (Note 22)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended November 30, 2021 and 2020
(In Canadian Dollars)

		3 months ended		9 months ended
	Note	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Revenue	6	$5,286,702	$223,587	$9,850,915	$293,411
Cost of revenue
Direct service personnel		953,260	-	1,230,443	-
Direct material costs		2,431,065	-	5,306,949	-
Direct material costs		239,741	-	239,741	-
Total cost of revenue		3,624,066	-	6,777,133	-
Gross margin		1,662,636	223,587	3,073,782	293,411
Operating expenses
General and administrative	14,15,18	1,652,592	277,901	3,254,217	823,754
Total operating expenses		1,652,592	277,901	3,254,217	823,754
Net income (loss) before the undernoted		10,044	(54,314)	(180,435)	(530,343)
Amortization of intangible assets	9	(165,552)	-	(244,340)	-
Depreciation of property and equipment	8	(65,458)	-	(131,414)	-
Amortization of right-of-use assets	13	(67,817)	-	(106,700)	-
Interest expense		(121,518)	-	(265,602)	-
Foreign exchange loss		(48,934)	-	(38,397)	-
Gain on debt settlement	14	-	-	15,538	-
Transaction costs including legal, financial, audit, US & Canadian regulatory expenses	19	(1,044,455)	(306,909)	(2,269,923)	(306,909)
Net loss before taxes		(1,503,690)	(361,223)	(3,221,273)	(837,252)
Income tax expense		(7)	-	(1,995)	-
Net loss		(1,503,697)	(361,223)	(3,223,268)	(837,252)
Other comprehensive loss
Foreign currency translation gain (loss)		112,505	(45,406)	128,506	(300,397)
Comprehensive loss		$(1,391,192)	$(406,629)	$(3,094,762)	$(1,137,649)
Net loss per share
Basic and diluted	17	$(0.03)	$(0.01)	$(0.08)	$(0.02)
Weighted average number of common shares outstanding		44,790,162	33,796,168	41,480,296	33,788,824
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Condensed Consolidated Statements of Stockholders' Equity
For the three and nine months ended November 30, 2021 and 2020
(In Canadian Dollars)

	Common stock		Class A Shares			Accumulated
					Additional	other
					paid-in-	comprehensive
	Number*	Amount	Number	Amount	capital	income	Deficit	Total
		$		$	$	$	$	$

Balance - August 31, 2020	33,785,154	31,055,842	. -		3,459,175	1,118,757	(26,801,468)	8,832,306
Share based compensation	-	-	-	-	69,200	-	-	69,200
Shares issued on exercise of options	28,154	9,671			(4,323)			5,348
Foreign currency translation loss	-	-	-	-	-	(45,406)	-	(45,406)
Net loss for the period	-	-	-	-	-	-	(361,223)	(361,223)
Balance - November 30, 2020	33,813,308	31,065,513	-	-	3,524,052	1,073,351	(27,162,691)	8,500,225

Balance -February 29, 2020	33,785,154	31,055,842		-	3,392,371	1,373,748	(26,325,439)	9,496,522
Stock based compensation	-	.	-	-	136,004	-	-	136,004
Shares issued on exercise of options	28,154	9,671			(4,323)	-		5,348
Foreign currency translation loss	-	-		-	-	(300,397)	-	(300,397)
Net loss from the period			-	-			(837,252)	(837,252)
Balance - November 30, 2020	33,813,308	31,065,513		-	3,524,052	1,073,351	(27,162,691)	8,500,225

Balance - August 31, 2021	44,790,162	36,552,873	1,355,425	480,479	3,895,604	959,321	(30,712,433)	11,175,844
Share based compensation	-	-		-	292,492	-	-	292,492
Foreign currency translation gain	-	-		-	-	112,505	-	112,505
Net loss for the period	-	-	-	-	-	-	(1,503,697)	(1,503,697)
Balance - November 30, 2021	44,790,162	36,552,873	1,355,425	480,479	4,188,096	1,071,826	(32,216,130)	10,077,144

Balance -February 28, 2021	33,813,308	31,065,513			3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	757,792	-	-	757,792
Shares issued on exercise of options	1,605,042	572,350			(195,458)	-	-	376,892
Shares exchanged to Class A shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-
Shares for debt settlement	737,000	94,999		-	-	-	-	94,999
Shares issued on financing, net	9,990,237	5,300,490	-		-	-	-	5,300,490
Foreign currency translation gain	-	-				128,506	-	128,506
Net loss for the period	-	-	-	-	-	-	(3,223,268)	(3,223,268)
Balance - November 30, 2021	44,790,162	36,552,873	1,355,425	480,479	4,188,096	1,071,826	(32,216,130)	10,077,144

* The unaudited condensed consolidated statements of stockholders' equity has been retroactively adjusted to account for the reverse stock split of 10:7.37 that took place on December 21, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended November 30, 2021 and 2020
(In Canadian Dollars)

		November 30,	November 30,
Operating activities	Note	2021	2020
Net loss		$(3,223,268)	$(837,252)
Non-cash items:
Depreciation and amortization	8,9,13	482,454	-
Interest accretion on lease liability	13	146,430	-
Realized gain on sale of marketable securities		(10,059)	42,141
Stock based compensation	14	757,792	136,004
Change in fair value of marketable securities		(6,849)	204,671
Changes in operating assets and liabilities:
Accounts receivable		(1,065,676)	-
Prepaid expenses and other receivables		290,101	124,519
Inventories		408,873	-
Accounts payable and accrued liabilities		872,727	(70,225)
Other liabilities aj		11,455	-
Net cash used in operating activities AJ		(1,336,020)	(400,142)

Investing activities
Cash and restricted cash received on acquisition of SDP	4	461,321	-
Cash received on acquisition of Simbex, LLC	4	632,697	-
Proceeds on sale of marketable securities		496,526	259,720
Purchase of marketable securities		-	(178,269)
Acquisition of property and equipment	8	(41,051)	-
Acquisition of Simbex, LLC	4	(5,907,079)	-
Return of escrow	4	215,320	-
Net cash (used in) provided by investing activities		(4,142,266)	81,451

Financing activities
Repayment of long-term debt, net	11	(2,086,323)	-
Draws from line of credit	11	898,998	-
Issuance costs	14	(124,884)	-
Proceeds from exercise of stock options	14	376,892	5,348
Lease payments	13	(156,750)	-
Net cash (used in) provided by financing activities		(1,092,067)	5,348

Effect of foreign exchange rates on cash		191,947	(281,631)
Decrease in cash and cash equivalents and restricted cash		(6,570,353)	(313,343)
Cash and cash equivalents and restricted cash, opening		12,506,142	8,349,422
Cash and cash equivalents and restricted cash, closing		6,127,736	$7,754,448

Supplementary
Interest		$265,602	$-
Income taxes		1,995	-
Common stock issued for debt		94,999	-
Restricted cash included in the closing balance above		487,977	$-

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

The Company was incorporated under the Canada Business Corporations Act on September 17, 2013. The Company's common shares trade on the Exchange under the symbol "SGMD". The Company's registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario.

On December 21, 2020, the Company consolidated its issued and outstanding common shares on the basis of 7.37 post-consolidation common shares for 10 pre-consolidation common shares (the "Consolidation"). These shares were retroactively restated on the unaudited condensed consolidated statements of stockholders' equity.

On May 21, 2021, the Company closed on an acquisition of South Dakota Partners Inc. ("SDP").

On September 30, 2021, the Company closed on an acquisition of Simbex, LLC ("Simbex")

On November 29, 2021, the Company launched a new U.S. sales subsidiary called ALG Health Plus, LLC (ALG Health Plus), aimed at selling medical devices and supplies to small, independent hospitals and group purchasing organization ("GPO"), organizations that offer small medical offices and clinics access to devices and supplies on a larger scale creating efficiencies by aggregating purchasing volumes.

Salona has created the LLC with an arm's length seasoned U.S. sales executive ("Agent") and his team with deep contacts and current sales relationships in the independent hospital and GPO sales channel on an exclusive basis. As part of the agreements to acquire the sales channel and existing customers, the Agent will receive 1,000,000 Salona Class "A" Shares (defined and details regarding these restricted, non-voting shares is below) so long as the LLC generates at least US$1,000,000 in profitable revenue for the quarter ending February 28, 2022.

Salona has formed the LLC by contributing US$10,000 in organizational expenses and is the sole manager of the LLC, and, as such, holds all of the voting and participating units of the LLC. In addition to the initial revenue target of US$1,000,000 for the quarter ending February 28, 2022, for every US$50 block in marginal profit above market transfer pricing ("Sales Channel EBITDA") for the LLC during each quarter commencing with the three months ended February 28, 2022, and each of the quarterly periods thereafter through February 28, 2024 (up to US$10,000,000 in Sales Channel EBITDA), the Agent will receive $72 in Salona Class "A" Shares (based on the market price of the Salona Common Shares on November 29, 2021). The Agent has contributed the exclusive rights to sell to certain customers and related sales orders and supply agreements, in exchange for non-voting, non-participating units of the LLC that are exchangeable pursuant to a contribution and exchange agreement (the "Contribution and Exchange Agreement") with Salona into Class "A" non-voting common shares of Salona ("Salona Class "A" Shares"). The Salona Class "A" Shares have the same attributes as the common shares of Salona ("Salona Common Shares"), except that are not listed on the TSX Venture Exchange, do not carry the right to vote, and are convertible, subject to certain terms and conditions, including a provision prohibiting a holder of Salona Class "A" Shares from converting  Salona Class "A" Shares for Salona Common Shares if it would result in such holder holding more than 9.9% of the Salona Common Shares, into Salona Common Shares on a one-for-one basis. In addition, pursuant to the Contribution and Exchange Agreement, the Agent is restricted from holding more than 500,000 Salona Common Shares at any time and the maximum allotment is no more than 21,000,000 Salona Class "A" Shares.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

2. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations. The financial information contained in this report should be read in conjunction with the Annual Report on Form 10-K for the fiscal years ended February 28, 2021 and February 29, 2020. The results of operations for the three and nine months ended November 30, 2021 are not necessarily indicative of the results for the year ending February 28, 2022.

Functional and presentation currency

These unaudited condensed consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its subsidiaries Inspira Financial Company, Inspira SaaS Billing Services, Simbex, LLC, ALG Health Plus, LLC and SDP is US dollars.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("ALG Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company ("IFC"), 1077863 B.C., Ltd ("1077863"), and Inspira SAAS Billing Inc. ("IFS") in the United States. The Company owns 100% of its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

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

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. All operating segments' operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of November 30, 2021, the Company has one segment, healthcare operations, which includes production and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expense from these segments are disclosed in the unaudited condensed consolidated balance sheets and statement of operations and comprehensive loss.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

e) Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued liabilities, line of credit, long term debt, contingent liability, lease liabilities and other liabilities.

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -	Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

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

As of November 30, 2021, and February 28, 2021, respectively, the Company did not identify any financial assets and liabilities other than   marketable securities, contingent liabilities and assets resulting from the SDP Simbex and ALG Health Plus acquisitions that would be required to be presented on the balance sheet at fair value.

f) Revenue recognition

Revenue comprises of goods and services provided to the Company's contracted customers and sales-based royalty charged by the company to licensees of the Intellectual Property (IP) developed by the company.

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers ("ASC 606"), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. Simbex accounts for a customer contract when the rights of the parties, including the payment terms, are identified, the contract has commercial substance, collection of consideration is probable, and the contract has been signed and agreed to by both parties. Revenue is recognized when, or as, performance obligations are satisfied by transferring control or economic benefit of the service to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services. Revenue is reported net of any revenue-based taxes assessed by governmental authorities that are imposed on revenue producing transactions.

The principles in ASC 606 are applied using the following five steps:

(i) Identify the contract with a customer;

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

(ii) Identify the performance obligation(s) in the contract;

(iii) Determine the transaction price;

(iv) Allocate the transaction price to the performance obligation(s) in the contract; and

(v) Recognize revenue when (or as) the performance obligation(s) are satisfied.

Revenue is recognized at a point-in-time upon transfer of control of goods or services to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company expects to receive in exchange for the goods or services. As an allowed exception to the general requirements under ASC 606, for sales- or usage-based royalties that are attributable to a license of intellectual property, revenue is recognized at the later of:

         when the subsequent sale or usage occurs; and
         the satisfaction or partial satisfaction of the performance obligation to which some or all of the sales- or usage-based royalty has been allocated

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

g) Research and development costs

Research and development costs are generally expensed as incurred. These costs primarily consist of personnel and related expenses.

h) Inventories

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

i) Goodwill

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)
j) Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Life
Machinery and equipment	3 - 10 years
Computer equipment and software	3 - 5 years
Furniture and fixtures	7 - 10 years
Leasehold improvements	Lower of 15 years or lease period

k) Right-of-use asset

The Company's right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liability represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

l) Intangible assets

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

m) Business Combination and Contingent consideration

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units ("RUs"). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the condensed consolidated statement of operations and comprehensive loss. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date.

The determination of the value of goodwill and intangible assets arising from business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

The total purchase price for the acquisition of South Dakota Partners Inc. ("SDP") comprised of  amounts allocated to stock, including a contingent consideration liability representing the impact of expected revenue and net working capital shortfalls and a contingent consideration asset which represents potential future earnout payments to the Company that are contingent on SDP's business achieving certain milestones.

Contingent consideration classified as an asset or liability is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in profit or loss.

The total purchase price for the acquisition of Simbex, LLC (Simbex) consisted of cash, capital stock, and a contingent consideration liability representing earnout payments of cash and stock, subject to achieving certain EBITDA targets.

n) Concentration risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. During the period ended November 30, 2021, SDP had 407 customers with two of those customers accounting for over 75% (November 30, 2020 - nil) of revenues and 89% (February 28, 2021 - nil) of accounts receivable, which is a material concentration of risks.

o) Recently issued pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2023, as amended by ASU No. 2019-10, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its condensed consolidated financial statements as well as whether to early adopt the new guidance.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) ("ASU 2020-01"), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. The Company adopted ASU 2020-01 as of January 1, 2021. The adoption did not have any material impact on the Company's Consolidated Financial Statements.

In May 2020, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815- 40):Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company's condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity's own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company's condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020, and can be applied through December 21, 2022, has not impacted our condensed consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

4. Acquisitions

South Dakota Partners Inc. ("SDP") Purchase Price

The Company completed the purchase all of the capital stock of South Dakota Partners Inc. (SDP), under the Purchase Agreement dated May 21, 2021. Under the Purchase Agreement, Salona acquired the manufacturer specializing in medical- devices, full electronics box builds, PCBA's, electrodes, drug delivery and many other products involving electronics, electro-mechanical assemblies, and various types of material conversion. The acquisition includes all of the current customers, contract -rights, inventory, equipment, workforce, and manufacturing infrastructure. At the time of the transaction, there were no material relationships between the seller and Salona or any of its affiliates, or any director or officer of Salona, or any associate of any such officer or director. As consideration, the Company will issue 26,000,000 shares of common stock valued at $12,340,570 subject to earn-out adjustments, including revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all of the assets and liabilities of SDP.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)
Cash	$255
Restricted Cash	461,066
Accounts Receivable	2,763,621
Inventories	4,958,833
Prepaid expenses	21,651
Property and equipment	1,409,421
Right-of-use assets	2,343,947
Intangible Assets	2,199,444
Goodwill	8,532,798
Accounts payable	(821,244)
Accrued expenses	(201,733)
Line of credit	(3,732,414)
Debt	(2,971,350)
Lease liability	(2,498,095)
Other liabilities	(384,420)
Total adjusted purchase price	$12,081,780

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

The amount allocated to identifiable intangible assets was determined by the Company's management. Intangible assets other than goodwill are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets". Management estimates that the amount of goodwill that will be deductible for income tax purposes in the current year is $438,490. This amount is expected to increase in future years.

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

The contingent consideration asset represents potential future earnout payments to the Company that are contingent on SDP's business achieving certain milestones. The fair value of the contingent consideration asset of $1,398,700 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The value of the contingent consideration asset at November 30, 2021 was $1,398,700.

The actual number of shares to be issued as consideration will vary depending upon the future revenues and net assets of the acquiree, for the period and as at the end of the twelve months following the month of the acquisition date. Accordingly, a liability of $12,081,780 has been recorded as at November 30, 2021 for shares of common stock to be issued and related to the acquisition.

Post-acquisition, SDP contributed substantially to the Company's balance sheet and made up greater than 50% of the Company's assets.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Since acquisition, SDP has generated $8,080,154 of revenue and has generated net earnings of $359,289. These amounts are included in the condensed consolidated statements of operations and comprehensive loss. Since the beginning of the Salona's reporting period, SDP has generated revenues of $10,529,076 of revenues and has generated net earnings of $119,009.

Simbex, LLC ("Simbex") Purchase Price:

The Company completed the purchase all the capital stock of Simbex, LLC (Simbex), under the Purchase Agreement dated September 30, 2021. Under the Purchase Agreement, Salona acquired the company which provides mechanical and electrical design and engineering services as well as consultancy services in the field of biomechanical systems and medical devices. The acquisition includes all its current customers, contract rights, work-in-process, equipment, workforce, as well as its consulting, design, and engineering infrastructure. At the time of the transaction, there were no material relationships between the seller and Salona or any of its affiliates, or any director or officer of Salona, or any associate of any such officer or director. As consideration, the Company provided $5,691,759 cash as well as issuing 6,383,954 shares of common stock valued at $15,288,000 subject to earn-out adjustments, including revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all the assets and liabilities of Simbex.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

Cash	$632,697
Accounts Receivable	1,402,315
Work-in-process	301,180
Prepaid expenses	34,992
Property and equipment	122,916
Other receivables	6,395
Intangible Assets	5,175,486
Goodwill	4,951,218
Accounts payable and accrued liabilities	(33,560)
Accrued expenses	(1,095)
Other liabilities	(131,016)
Total adjusted purchase price	$12,461,528

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

Since acquisition, Simbex has generated $1,670,797 of revenue and has generated net earnings of $206,145. These amounts are included in the condensed consolidated statements of operations and comprehensive loss. Since the beginning of the Salona's reporting period, Simbex has generated revenues of $7,664,991 of revenues and has generated net earnings of $741,435.

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangibles assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets". Management estimates that the amount of goodwill that will be deductible for income tax purposes in the current year is $137,534. This amount is expected to increase in future years.

Goodwill	$4,951,218
Tradename - Trademarks	933,865
Customer Base	3,648,148
Non-Competes	593,473
Total identifiable intangible assets	$10,126,704

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

The table below summarizes the value of the total consideration given in the transaction:

Cash	$4,428,900
Working Capital Adjustment	1,262,859
Value of Escrowed Stock	126,540
Value of Earnout / Contingent Consideration	6,643,229
Total Consideration	$12,461,528

The Working Capital Adjustment comprises:

  the closing cash payment,

  the closing escrowed stock valued at USD100,000, valued at the 30-day Volume Weighted Average Price ("VWAP") determined as of the closing date,

  pro-rata bonuses to be paid to employees for 2021, and

  ordinary course bonuses for 2022.

The Earnout is based on Management's forecast of 2022 Earnings before interest, tax, depreciation, and amortization (EBITDA) and has been valued by Management using the Black-Scholes model.

Pro Forma Combined Financials:

The following are the unaudited pro forma results of operations for the period ended November 30, 2021, and the year ended February 28, 2021, as if SDP and Simbex had been acquired on March 1, 2020. The pro forma results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of SDP and Simbex. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	For the nine months ended November 30, 2021	For the year ended February 28, 2021
Revenues	18,296,896	22,636,911
Cost of revenue	11,555,073	13,059,839
Gross margin	6,741,823	9,577,072
Operating expenses	(6,709,453)	(8,514,391)
Income from operations	32,370	1,062,681
Transaction costs	(2,937,030)	(1,652,664)
Depreciation and amortization	(680,814)	(990,238)
Foreign exchange loss	(38,397)	—
Gain on debt settlement	15,538	—
Interest expense	(349,113)	(515,040)
Net loss before taxes	(3,957,446)	(2,095,261)
Tax recovery (expense)	328,937	(50,789)
Net loss	(3,628,509)	(2,146,050)

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)
5. Accounts receivable
	November 30, 2021	February 28, 2021

Trade accounts receivable	$5,276,208	$-
Allowance for doubtful accounts	(42,441)	-
Other receivables	206,478	-
Total accounts receivable	$5,440,245	$-

Other receivables consist of reimbursable costs from a customer of SDP and taxes receivable.

6. Disaggregation of Revenues

	Three months ended		Nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Sales	$5,247,943	$-	$9,750,920	$-
Loan interest	-	22,429	-	39,190
Fees and other	-	14,058	-	50,621
Collections of provisioned loans	-	317,515	-	399,702
Interest, fees, and other recovered	29,637	-	62,735	-
Total operating revenues	$5,277,580	$354,002	$9,813,655	$489,513

Investment income	$9,062	$5,796	$20,352	$50,710
Gain (loss) on sale of marketable securities	35	548	10,059	(42,141)
Change in fair value of marketable securities	25	(136,759)	6,849	(204,671)
Net investment income (loss)	$9,122	$(130,415)	$37,260	$(196,102)

Total revenue	$5,286,702	$223,587	$9,850,915	$293,411

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

7. Inventories

The Company allocates inventory into three major buckets: Raw material, work in progress, and finished goods.

November 30, 2021
Raw materials	$4,422,023
Work in progress	304,959
Finished goods	107,552
Total	$4,834,534

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)
8. Property and equipment

Cost	Acquired on May 21, 2021 and September 30, 2021	Additions	Disposal	Translation	November 30, 2021
Machinery and equipment	$1,430,378	$41,051	$-	$78,474	$1,549,903
Computer equipment and software	70,029	-	-	4,156	74,185
Furniture and fixtures	9,721	-	-	577	10,298
Leasehold improvements	23,400	-	-	1,389	24,789
Total	$1,533,528	$41,051	$-	$84,596	$1,659,175

Accumulated amortization	May 21, 2021 and September 30, 2021	Additions	Disposal	Translation	November 30, 2021
Machinery and equipment	$-	$118,932	$-	$2,800	$121,732
Computer equipment and software	-	10,142	-	239	10,381
Furniture and fixtures	-	858	-	20	878
Leasehold improvements	-	1,482	-	36	1,518
Total	$-	$131,414	$-	$3,095	$134,509

Net Book Value	$1,533,528				$1,524,666

Life of assets are a continuation of the life from SDP and Simbex (the acquired entities).

9. Intangible assets

	Acquired on
	May 21 and
	September 30,			November 30,
Cost	2021	Additions	Disposal	2021
Tradename - Trademarks	$1,275,794	$—	$—	$1,275,794
Intellectual Property	320,823	—	—	320,823
Customer Base	4,914,553	—	—	4,914,553
Non-Competes	863,760	—	—	863,760
Total	$7,374,930	$—	$—	$7,374,930

	May 21, and
	September 30,			November 30,
Accumulated amortization	2021	Additions	Disposal	2021
Tradename - Trademarks	$—	$69,860	$—	$69 860
Intellectual Property	—	35,782	—	35,782
Customer Base	—	88,392	—	88,392
Non-Competes	—	50,306	—	50,306
Total	$—	244,340	$—	$244,340

Net Book Value	$7,374,930			7,130,590

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)
10. Accounts payable, accrued liabilities and other liabilities

	November 30, 2021	February 28, 2021

Accounts payable	$2,782,000	$479,767
Accrued liabilities	561,759	568,017
Total	$3,343,759	$1,047,784

Other liabilities include unearned customer deposits and unearned revenues.

11. Line of credit and debt Lines of credit

There is a line of credit facility with a financial institution whereby the Company, secured only by the assets of SDP and not the Parent or any other subsidiary, may borrow up to US$3,500,000 with a maturity on August 1, 2021. Borrowings bear interest at 4.5% and any accrued unpaid interest is due on a monthly basis. The balance was secured by substantially all assets of SDP. As of November 30, 2021, the balance outstanding under the agreement was $nil. The line of credit was refinanced along with several other loans on June 9, 2021.

The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2023. Borrowings' bear interest at 4% or prime +0.75%, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by substantially all assets of SDP and not the Parent or any other subsidiary. As of November 30, 2021, the balance outstanding under the agreement was $4,874,088 (US$3,814,850).

In accordance with the refinanced agreement, the Company is subject to a financial covenant and is required to maintain a minimum tangible net worth (calculated based on the Company's July 31, 2021 consolidated balance sheet less $400,000 USD), which must be met on monthly basis. Additionally, the Company cannot make any loans, advances, intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to November 30, 2021, the Company was in compliance with the financial covenant.

Debt

	South Dakota Development Corporation	State of South Dakota Governor's Office of Economic Development	Other Notes payable	Covid- Related Loans	Crestmark term loan	Total Debt

Acquired on May 21, 2021	$509,544	$28,480	$1,549,288	$884,038	$—	$2,971,350
Additions	—	—		—	934,650	934,650
Forgiveness of loan	—	—		(819,104)	—	(819,104)
Principal repayments	(526,800)	(29,445)	(1,601,760)	—	(53,534)	(2,211,539)
Translation	17,256	965	52,472	32,277	22,246	125,216

Balance November 30, 2021	—	—	—	97,211	903,362	1,000,573
Less: current portion				(97,211)	(172,835)	(270,046)
Long-term portion	$—	$—	$—	$—	$730,527	$730,527

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

South Dakota Development Corporation ("SDDC")

This debt line was refinanced along with several other loans subsequent to period end. The Company, through SDP and secured against only SDP assets and not the Parent or any other subsidiary, may borrow up to $800,000 under the promissory note agreement entered in connection with the purchase of the assets of DJO Global Empi Division by SDP and borrowings are guaranteed by the stockholders of the Company. The debt accrues interest at 2% with monthly payments of principal and interest beginning in March 2017 through maturity in May 2021. As of November 30, 2021, the balance of the note was $nil.

State of South Dakota Governor's Office of Economic Development ("GOED")

On March 6, 2018, the Company borrowed $200,000 with the State of South Dakota Governor's Office of Economic Development for the purpose of financing the growth of the Company. The debt accrues interest at 3 % with monthly payments of principal and interest beginning in June 2018 through maturity in May 2021. The borrowings were guaranteed by the stockholders of the Company. As of November 30, 2021, the balance of the note was $nil.

Other Notes Payable

On February 1, 2019, the Company borrowed $1,500,120 from a financial institution in connection with the acquisition in Note 4. The debt accrued interest at 5.25% with monthly principal and interest payments required through maturity in January 2024. The borrowings were secured by substantially all the assets of the Company. As of November 30, 2021, the balance of the note was $nil. There was no prepayment penalty associated with early settlement.

The Company was also party to two additional notes payable with maturity dates of October 2023 and November 2024, with interest rates of 9.00% and 5.25%, respectively. As of November 30, 2021, the balance on these notes totaled $nil. There was no prepayment penalty associated with early settlement.

Covid Related Loans

On February 2, 2021, SDP borrowed $944,542 (US$736,887) from a financial institution in connection with the United States Payroll Protection Program ("PPP"). The PPP is a fully forgivable loan issued by accredited financial institutions on behalf of the US Government. The loan bears interest at 1.00% with payments of principal and interest of US$13,740 beginning on December 2, 2021. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. SDP initially recorded the proceeds of the PPP Loan as debt and derecognizes the liability when the loan is paid off or it believes forgiveness is reasonably certain. Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness is reduced if full-time headcount declines, or if salaries and wages decrease. The Company had recognized the government grant over the period to match the grant with the related costs, predominantly offset against labor expense. The loan was forgiven in its entirety on June 14, 2021.

On May 8, 2020, SDP borrowed US$150,000 from the United States Small Business Administration ("SBA") in connection with the Economic Injury Disaster Loan ("EIDL") program. EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The debt bears interest at 2.75% per year and is not forgivable. Payments of principal and interest of $809 (US$641) per month beginning 12 months from inception of the loan over a 30-year period. The debt balance as of November 30, 2021, was $97,211 (US$76,085).

Re-financing of Select Liabilities

On June 9, 2021, SDP refinanced the existing line of credit facility, GOED and SDDC loans, with two new loans.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Term Note

On June 9, 2021, the Company borrowed $936,895 (US$750,000) with a financial institution, Crestmark. The loan is secured by a loan and security agreement and may not exceed 92% of the value of SDP's machinery and equipment. The debt accrues interest at 6% with monthly payments of principal and interest in the amount of $18,294 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. The borrowings are guaranteed by the stockholders of the Company. As of November 30, 2021, the balance of the note was $903,362.

12. Restricted cash

PPP loan deposit in escrow

In compliance with the United States Small Business Administration ("SBA") guidelines on change of control for entities that are actively seeking forgiveness of a grant, the Company placed $889,473 in escrow with Dacotah Bank pending forgiveness of the loan. On June 14, 2021, the SBA issued the forgiveness payment for PPP loan and, as a result, the escrowed funds were released in whole back to the Company and are no longer restricted at the date of issuance of these unaudited condensed consolidated financial statements.

13. Leases

Set out below are the carrying amount of right of use assets and the movements during the period:

Right-of-use assets
Acquired	$3,955,533
Amortization	(106,700)
Impact of modification	51,177
Translation	153,443
Balance, November 30, 2021	$4,053,453

	Lease liability	Current	Long-term
Acquired	$4,109,681	$310,464	$3,799,217
Interest lease expense	146,430
Lease payments	(156,750)
Translation	163,665
Balance, November 30, 2021	$4,263,026	$235,562	$4,027,464

Future minimum lease payments payable are as follows:

Twelve months ending November 30, 2022	$520,948
Twelve months ending November 30, 2023	486,772
Twelve months ending November 30, 2024	485,366
Twelve months ending November 30, 2025	495,074
Twelve months ending November 30, 2026	505,747
2027 and thereafter	4,022,411
Total future minimum lease payments	6,516,318
Less: Interest on lease liabilities	(2,253,292)
Total present value of minimum lease payments	4,263,026
Less: current portion	235,562
Non-current portion	$4,027,464

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

SDP facility lease

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,634,667 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rental of $230,533 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $487,977 (US$381,930), which is recorded in restricted cash on the condensed consolidated balance sheet.

Simbex office space lease

On October 1, 2021, Simbex LLC entered into a lease agreement for an office space located in Lebanon, NH with an initial lease term of 3 years for a base annual rental of $201,155 (US$157,440), with an option to extend for five years. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $119,350 (US $93,413).

Inspira Financial Company office space lease

On September 13, 2021, Inspira Financial Company entered into a lease agreement for an office space located in Encino, CA with an initial lease term of 6 months for a base annual rental of $40,287 (US$31,532), with an option for Salona to extend for 3, 6 and 12 months. Pursuant to the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $8,049 (US $6,300).

The Company has elected the practical expedient permitted under the Financial Accounting Standards Board issued Accounting Standard Codification 842, Leases ("ASC 842").

14.  Stockholders' Equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

 As of November 30, 2021, and February 28, 2021, the Company had 44,790,162 and 33,813,308 common shares outstanding, respectively, with a value of $36,552,873 and $31,065,513, respectively.

As of November 30, 2021, and February 28, 2021, the Company had 1,355,425 and no Class A shares outstanding, respectively, with a value of $480,479 and $0, respectively.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

On August 20, 2021, 112,617 shares of common stock were issued on the exercise of 112,617 stock options for proceeds of $21,392.

b. Share based compensation

The Company amended its stock option plan ("Option Plan") as follows:

   changing the Option Plan from a rolling stock option plan to a fixed stock option plan;
   fixing the number of common shares issuable under the plan at 47,175,923 being 20% of the number of common shares issued and outstanding immediately following the completion of the Qualifying Transaction and amending the Option Plan to include provisions relating to the grant of options to a person who is a citizen or resident of the United States, in accordance with the requirements of Section 409A of the United States Internal Revenue Code of 1986, as amended.
The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period. The outstanding stock options at August 31, 2021 are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted Avg Remaining Life (years)
March 28, 2014	$2.13	5,103	5,103	2.33
February 27, 2017	0.45	25,246	25,246	0.24
September 23, 2019	0.19	450,470	394,161	2.82
May 29, 2020	0.27	73,700	73,700	3.49
August 18, 2020	0.19	73,700	73,700	8.72
June 8, 2021	0.99	663,300	—	4.50
June 8, 2021	0.86	1,672,990	—	4.50
June 8, 2021	0.86	250,000	250,000	4.50
July 7, 2021	1.39	400,000	—	4.72
Total	$0.83	3,614,509	821,910	4.35

A summary of the Company's stock options are as follows:

	Number of Options	Weighted Avg. Exercise Price
Balance as at February 29, 2020	1,181,709	0.27
Options exercised	(28,154)	0.19
Options issued	1,639,825	0.23
Balance as at February 28, 2021	2,793,380	$0.27
Options exercised	(1,605,042)	0.23
Options expired	(560,119)	—
Options issued	2,986,290	0.93
Balance as at November 30, 2021	3,614,509	$0.83

The Company recognized $292,492 and $757,792 of stock-based compensation for the three and nine months ended November 30, 2021, respectively ($69,200 and $136,004 for the three and nine months ended November 30, 2020, respectively).

On May 29, 2020, the Company issued 884,400 options to two directors, which were fully vested, and have been exercised during the period ended, and 73,700 options to an employee of the Company. The options are exercisable for a period of five years at an exercise price of $0.27 per option. The fair value of the options was estimated on the date of the grant at $0.12 per option using the Black- Scholes option pricing model with the following assumptions: expected volatility of 115%; expected dividend yield of 0%; risk-free interest rate of 99.62%; stock price of $0.16; and expected life of 3 years.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

On August 18, 2020, the Company issued 608,025 options to two directors, which were fully vested, and have been exercised during the period ended, and 73,700 options to an employee of the Company. The options are exercisable for a period of ten years at an exercise price of $0.19 per option. The fair value of the options was estimated on the date of the grant at $0.12 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 115%; expected dividend yield of 0%; risk- free interest rate of 99.71%; stock price of $0.16; and expected life of 3 years.

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

	Nine months ended
	November 30, 2021	November 30, 2020
Salaries and short-term benefits	104,062	122,696
Stock based compensation	535,603	136,004
Total	639,665	258,700

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

17.  Net loss per share

	Three months ended		Nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Net loss	(1,503,697)	(361,223)	(3,223,268)	(837,252)
Weighted average number of common shares	44,790,162	33,796,168	41,480,296	33,788,824

Net loss per share from operations
Basic	(0.03)	(0.01)	(0.08)	(0.02)
Diluted	(0.03)	(0.01)	(0.08)	(0.02)

18. Operating expenses

General and administrative expenses include stock-based compensation of $757,792 for the nine-months ended November 30, 2021 ($136,004 November 30, 2020) and $292,492 for the three-months ended November 30, 2021 ($69,200 November 30,2020), as well as rent and facility costs, professional fees, public company expenses, insurance and other general expenses.
19. Transaction costs including legal, financial, audit, US and Canadian regulatory costs

The Company incurred substantial cost associated with the Change of Business transaction, due diligence of acquisition targets, financing costs, US regulatory costs and the associated accounting and regulatory costs. While these costs are crucial to future operations, they do not represent regular operational costs of the business. The Company presents these costs separately to better allow investors to evaluate the operational status of the Company independently of financing, regulatory and other transaction focused expenses. During the three and nine months ended November 30, 2021, these costs were as follows:

	Three months ended		Nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Consulting and professional fees	202,455	-	1,243,042	-
General expenses	842,000	306,909	1,026,881	306,909
Transaction Costs Including: Audit, Legal, and US Regulatory	1,044,455	306,909	2,269,923	306,909

20. Marketable Securities

Marketable securities are classified as held for trading. The fair value of marketable securities is based on quoted prices in active markets and are measured at level 1 in the fair value hierarchy. The investments comprise of the following equities and balances as at November 30, 2021 and February 28, 2021:

Details	Quantity	Average cost	Market price/ unit	Total Fair Value

				November 30, 2021	February 28, 2021
		$	$	$	$
Callable shares	-	-	-	-	310,529
Short term bond ETF	-	-	-	-	166,267
Publicly traded common shares	-	-	-	-	11,888
Total investments				-	488,684

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

21. Subsequent Events

The Company's management has evaluated subsequent events up to January 14, 2022, the date the condensed consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

December 7, 2021, as part of the Company's on-going strategy to incentivize key employees, managers and directors, the Board of Directors of the Company approved the grant of an aggregate of 1,298,150 stock options under its Stock Option Plan to eligible persons (including 41 employees of newly acquired Simbex, LLC), and Mr. Mejia (100,000). All options have been granted at an exercise price of $0.65 per share and expire in five years.

22. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at November 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in this Report as well as our periodic reports, and our Registration Statement on Form S-1 declared effective by the U.S. Securities and Exchange Commission (SEC) on May 21, 2021 (the "Registration Statement"), particularly in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements," all of which are difficult to predict. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under "Risk Factors" may not be exhaustive.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Non-GAAP Measures

Throughout this management discussion and analysis, our management uses a number of financial measures to assess its performance, and these are intended to provide additional information to investors concerning the Company. This year and 2022 mean the fiscal year ended February 28, 2022. Last year and 2021 mean the fiscal year ended February 28, 2021. Some of these measures, including net profit (loss) from operations and Adjusted EBITDA (i) are not calculated in accordance with Generally Accepted Accounting Principles (GAAP), which are based on the United States Generally Accepted Accounting Principles (U.S. GAAP), (ii) are not defined by GAAP, and (iii) do not have standardized meanings that would ensure consistency and comparability between companies using these measures. Readers are cautioned that the disclosure of these items is meant to add to, and not replace, the discussion of financial results as determined in accordance with U.S. GAAP. Salona's presentation of this financial measure may not be comparable to similarly titled measures used by other companies The primary purpose of these non-GAAP measures is to provide supplemental information that may prove useful to investors who wish to consider the impact of certain non-cash or uncontrollable items on our operating performance and who wish to separate revenues and related costs associated with client acquisition that may not be ongoing.

Financial information presented in this Report is presented in Canadian dollars, unless otherwise indicated. Unless otherwise indicated, all references to years are to our fiscal year ended on the last calendar day of February.

Business Overview

On March 11, 2021, we completed the Change of Business, as defined by the TSX Venture Exchange, to become an acquisition-oriented medical device company with plans to achieve scale through further acquisitions and organic growth. We presently intend to operate in the recovery science market, including post-operative pain, wound care and other markets serving the aging population in the United States.

On May 21, 2021, we consummated the acquisition of South Dakota Partners Inc. ("SDP") through a subsidiary. SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Since its acquisition, SDP has generated $8,080,154 of revenue and has generated net earnings of $359,289. We anticipate SDP will continue to be profitable in future quarters. Information relating to SDP contained in this Report covers the period from May 22, 2021, through November 30, 2021.

On September 30, 2021, the Company consummated the acquisition of Simbex, LLC ("Simbex"), an IP-based business that has a portfolio of several revenue and royalty generating products ranging from wearable technology to products for physical stability as well as expertise in development and design of many medical devices on the market it has innovated over the past several years. Simbex generated over $8,000,000 in audited revenues in 2020 with reported gross margins of 50% and was cash flow positive. Information relating to Simbex contained in this Report covers the period   from September 30, 2021, through November 30, 2021. Since acquisition, Simbex has generated $1,670,797 of revenue and has generated net earnings of $206,145.

On November 29, 2021, the Company consummated the acquisition of the customer lists, sales orders and supply agreements, and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for nonvoting securities of ALG Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, our subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG.

January 12, 2022 Melissa Polesky-Meyrowitz, CPA, was appointed the Chief Financial Officer for the Company. Mrs. Polesky-Meyrowitz is a CPA with a BBA in accounting from Hofstra University. She has over ten years experience in the accounting and taxation. She was previously an International Tax Services Supervisor at RSM, LLP and an US Tax Compliance and Advisory Manager at Richter LLP located in Toronto. Melissa has previously worked with the Company in the role of senior controller.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months ended November 30, 2021 and November 30, 2020 (In Canadian Dollars)

Selected Financial Information

The Company uses Adjusted EBITDA, as calculated below, to assess the financial health of its acquisitions and determine the overall potential of its business not including transaction costs and other activities associated with the ongoing growth strategy of the Company. Adjusted EBITDA is calculated as net income less interest, taxes, depreciation, amortization, stock-based comp, foreign exchange gain (loss) and transaction costs.

	Three Months Ended		2021 vs 2020		Nine Months Ended		2021 vs 2020
	November 30,	November 30,			November 30,	November 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$5,286,702	$223,587	$5,063,115	2,264%	$9,850,915	$293,411	$9,557,504	3,257%
Gross Margin	1,662,636	223,587	1,439,049	644%	3,073,782	293,411	2,780,371	948%
Adjusted EBITDA	$302,536	$14,886	$287,650	1,932%	$557,357	$(394,339)	$951,696	(246%)

Adjusted EBITDA is calculated as follows:

	Three Months Ended		Nine Months Ended

	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Adjusted EBITDA	$302,536	$14,886	$557,357	$(394,339)
Less: Stock Based Compensation	(292,492)	(69,200)	(757,792)	(136,004)
Amortization of intangible asset	(165,552)	—	(244,340)	—
Depreciation of property and equipment	(65,458)	—	(131,414)	—
Depreciation of right-of-use asset	(67,817)	—	(106,700)	—
Interest Expense	(121,518)	—	(265,602)	—
Foreign exchange loss	(48,934)	—	(38,397)	—
Transaction costs including legal, audit and US Regulatory	(1,044,455)	(306,909)	(2,269,923)	(306,909)
Gain on debt settlement	—	—	15,538	—
Income tax expense	(7)	—	(1,995)	—
Net Loss	$(1,503,697)	$(361,223)	$(3,223,268)	$(837,252)

Revenue

Business Overview

	Three Months Ended		2021 vs 2020		Nine Months Ended		2021 vs 2020
	November 30,	November 30,			November 30,	November 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$5,286,702	$223,587	$5,063,115	2,264%	$9,850,915	$293,411	$9,557,504	3,257%

Since the acquisition of SDP on May 21, 2021, Simbex on September 30, 2021, and the sales channel assets of ALG on November 29, 2021, we have continued generating sales revenue in line with each of their pre-COVID revenue figures and each continue to grow. From June 1, 2021, through November 30, 2021, we have generated sales of $9,750,915.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)
	Three Months Ended		2021 vs 2020		Nine Months Ended		2021 vs 2020
	November 30,	November 30,			November 30,	November 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of Revenue
Direct service personnel	$953,260	$—	$953,260	100%	$1,230,443	$—	$1,230,443	100%
Direct material costs	$2,431,065	$—	$2,431,065	100%	$5,306,949	$—	$5,306,949	100%
Other direct costs	$239,741	$—	$239,741	100%	$239,741	$—	$239,741	100%

Cost of revenue includes our labor costs expended in the production of medical devices, and related expenses allocated directly to the production of medical devices, and our cost of actual materials used in the production process from June 1, 2021, through November 30, 2021. The ongoing issues with the global supply chain process caused by COVID-19 and other economic factors has impacted the Company's ability to source affordable components. While there can be no assurances, management believes that the negative impacts on the Company's sourcing of components will diminish as the global supply chain stabilizes.

Amortization, Depreciation, Interest, Transaction Costs and Foreign Exchange Gain (Loss)

	Three Months Ended		2021 vs 2020		Nine Months Ended		2021 vs 2020
	November 30,	November 30,			November 30,	November 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Amortization of intangible assets	$(165,552)	$—	$(165,552)	100%	$(244,340)	$—	$(244,340)	100%
Depreciation of property and equipment	(65,458)	—	(65,458)	100%	(131,414)	—	(131,414)	100%
Amortization of right-of-use assets	(67,817)	—	(67,817)	100%	(106,700)	—	(106,700)	100%
Interest expense	(121,518)	—	(121,518)	100%	(265,602)	—	(265,602)	100%
Foreign exchange gain	(48,934)	—	(48,934)	100%	(38,397)	—	(38,397)	100%
Gain on debt settlement	—	—	—	0%	15,538	—	15,538	100%
Transaction costs including legal, financial, audit, US & Canadian Regulatory	$(1,044,455)	$(306,909)	$(737,546)	240%	$(2,269,923)	$(306,909)	$(1,963,014)	640%

Amortization of intangible assets reflects the amortization of intangible assets such as trademarks, non-compete agreement, intellectual property and customer base. We depreciate property and equipment across their useful lives. While there can be no assurances, we expect depreciation of property and equipment and of right of use asset and interest expense to increase as the Company continues to grow its balance sheet through acquisitions.

Transaction costs include legal, financial, audit, US and Canadian regulatory expenses and other fees incurred in connection with the Change of Business transaction, the SDP, Simbex and ALG acquisitions, due diligence of acquisition targets, financing costs, US regulatory costs, and associated accounting and other costs. While these costs are necessary to the change of our line of business, they are not operational expenses of the business.

	Three Months Ended		2021 vs 2020		Nine Months Ended		2021 vs 2020
	November 30,	November 30,			November 30,	November 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Foreign currency translation gain (loss)	$112,505	$(45,406)	$157,911	(348%)	$128,506	$(300,397)	$428,903	(143%)

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Since we operate in the United States, we are exposed to foreign currency risk. We are unable to effectively predict swings in the foreign exchange value of the U.S. Dollar against the Canadian Dollar. When currency is moved between denominations, a gain or loss may be realized which management is unable to accurately predict.

Liquidity and Capital Resources

We fund our operations through cash from operations and asset-based loans secured by subsidiary inventory and accounts receivable from third parties. As of November 30, 2021, we had $6,127,736 of cash and cash equivalents, total restricted cash and marketable securities, which was a decrease of $6,867,090 from the balance as of February 28, 2021. During the quarter ended May 31, 2021, we generated $5,550,258 from the sale of 9,990,237 of our common shares. On August 20, 2021, we generated $21,392 from the exercise of 112,617 of stock options.

Long Term Debt

On June 9, 2021, our subsidiary SDP entered into a $6,813,180 (US$5,400,000) revolving loan facility with a third-party financial institution, which refinanced their existing revolving loan facility and other notes. All amounts outstanding under the $ 6,813,180 revolving loan facility bear interest at the greater of 4% or prime plus 0.75% per annum, and any accrued unpaid interest is payable monthly, with a maturity of August 1, 2023. The repayment obligations under the $6,813,180 facility are secured by a first priority lien on substantially all of the assets of SDP and are not guaranteed by the Company or any other subsidiary. In addition, on June 9, 2021, SDP issued a secured promissory note in the principal amount of $936,895 (US$750,000) which evidenced the refinancing of two outstanding loans. The note bears interest at the greater of 6% or prime rate plus 2.75% per annum. Principal and accrued but unpaid interest due on the note are payable monthly in equal installments over a 36-month period, and the repayment obligations under the note are secured by a lien on substantially all of the assets of SDP. As of November 30, 2021, we had long term debt of $730,527 related to the above note, as compared to $0 on February 28, 2021, and $0 as of August 31, 2020.

Cash Flows

The following table is a summary of our cash flows for the nine-month periods ended November 30, 2021, and November 30, 2020.

	Nine months Ended
	November 30, 2021	November 30, 2020
Net cash used in operating activities	$(1,336,020)	$(400,142)
Net cash (used in) provided by for investing activities	(4,142,266)	81,451
Net cash (used in) provided by in financing activities	(1,092,067)	5,348
Net decrease in cash	(6,570,353)	(313,343)

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2021, $1,336,020 was used in operating activities, compared to $400,142 for the period ended November 30, 2020. This cash flow was mostly used in the continued acquisition activity of the Company as well as to ensure continued operation of the Company and capital raising expenses. Cash losses were substantially lower than the book loss of the Company due to an increase in accounts payable of $827,727 from February 28, 2021, reflecting expenses incurred but not yet paid.

Net Cash Provided by Investing Activities

During the nine-month period ended November 30, 2021, $4,142,266 was provided by investing activities, compared to $81,451 that was provided for the period ended November 30, 2020. This decrease in cash flow reflects the funds used to acquire Simbex on September 30, 2021. Net cash used for investing activities was offset by cash received upon the acquisition of SDP and Simbex.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Net Cash Used in Financing Activities

During the nine-month period ended November 30, 2021, $1,092,067 was used in financing activities, compared to $5,348 during the period ended November 30, 2020. The cash was primarily used to pay off loans held by SDP. Net cash used in financing activities was offset by cash generated from the exercise of stock options.

The Company currently intends to satisfy its short- and long-term liquidity requirements through its existing cash, current assets and cash flow from operating activities.

We have never paid a cash dividend on our capital stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (the "Board") and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

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

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Long Term Debt". At November 30, 2021, our subsidiary SDP had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of SDP's revolving loan facility is equal to the 4% or prime plus 0.75% per annum, and the interest rate of SDP's secured promissory note is equal to the greater of 6% or prime rate plus 2.75% per annum.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

Foreign Currency Risk

We receive and make payments in U.S. currency and accordingly we are subject to the financial risks associated with changes in the exchange rate between U.S. currency and Canadian currency. We have not entered into any hedge arrangements intending to mitigate this exchange rate risk, and there is no assurance that the exchange rates will not fluctuate over our next fiscal year or that such fluctuations will not have a material adverse effect on our operations.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

ITEM 4. CONTROLS AND PROCEDURES

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

As of November 30, 2021, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 30, 2021.

Changes in Internal Control Over Financial Reporting

During the period covered by this Report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

PART II. OTHER INFORMATION
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

Risks Related to Our Business and Industry

We have a limited business history.

On May 21, 2021, we consummated the acquisition of South Dakota Partners, Inc., a South Dakota corporation ("SDP") pursuant  to the terms of that certain Purchase Agreement dated September 8, 2020 among the Company, Brattle Acquisition I Corp, SDP and the shareholders of SDP (the "Purchase Agreement"). As a result of the acquisition of SDP, we began to operate a large state-of-the-art production facility incorporated and located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound.  Prior to May 21, 2021, we were engaged in the business of making loans to third parties. Information relating to SDP's business and related services contained in this Report covers the period from May 22, 2021, through November 30, 2021. Information relating to Simbex' business and related services contained in this Report covers from October 1, 20201 through November 30, 2021.

In addition to operating the businesses acquired in connection with the SDP, Simbex and ALG transactions, our current strategy is to identify and acquire additional operating businesses in the medical technology/device sector, some of which may be complementary to SDP. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. We have limited financial resources and there is no assurance that additional funding will be available to us for further operations or to fulfill our obligations under applicable agreements.  There is no assurance that we can generate revenues, operate profitably, or provide a return on investment, or that we will successfully implement our business plans.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

We may be negatively impacted by challenging global economic conditions.

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

A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence. The COVID-19 pandemic has already disrupted, and could potentially further disrupt, our supply chain or interfere with normal business operations due to the loss of employee availability. The broader impact of the COVID-19 pandemic on investors, businesses, the global economy or financial and commodity markets may also have a material adverse impact on our results of operations, financial condition and the trading price of our common shares.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Legislative or executive order healthcare reform in the United States has the potential to render the U.S. medical device marketplace unpredictable. A fully government-run healthcare system might expand demand for healthcare services to previously uninsured populations but may also reduce or eliminate healthcare consumer choice as well as commercial incentives for innovation. Although we do not collect revenue by billing insurance providers, changes in reimbursement by public or private insurance could reduce the profitability of providing physical therapy services, and indirectly decrease demand for our products or our acquisition targets.

We face intense competition.

The healthcare and medical device industry is highly competitive and dynamic and will become more competitive as new players enter the market. Certain competitors will be subsidiaries or divisions of larger, much better capitalized companies. Certain competitors will have vertically integrated production and services sectors of the market. We may have less capital and may encounter greater operational challenges in serving the market.

Better capitalized competitors may be able to borrow money or raise debt to purchase equipment on more favorable terms or more easily than us. Potential competitors could have significantly greater financial, research and development, production, and sales and marketing resources than we have and could utilize their greater resources to acquire or develop new technologies or products that could effectively compete with ours. Additionally, demand for our products could be diminished by technological change or equivalent or superior products developed by competitors.

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

As a part of our anticipated growth strategy, we are continuously exploring potential acquisitions of complementary businesses, technologies, services or products. We may be unable to find suitable acquisition candidates. Even if we identify appropriate acquisition candidates, we may be unable to complete the acquisitions on favorable terms, if at all, as a result of changes in tax laws, regulations, financial market, or other economic or market conditions. We may incur material costs in pursuing successful or unsuccessful acquisitions. Acquisition activities can be thwarted by overtures from competitors for the targeted candidates, government regulation and replacement product developments within the industry in which we are expected to operate. Competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs. Competition from other buyers of medical device companies may drive asset prices to levels that we do not believe are justified in the long term, which could delay our acquisition strategy. In addition, the process of integrating an acquired business, technology, service or product into existing operations could result in unforeseen difficulties and expenditures. Acquired businesses may require capital infusions for the possibility of future growth. Integrating completed acquisitions into existing operations involves numerous short-term and long-term risks, including diversion of management's attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws, rules and regulations that may differ from those of the states in which our operations are currently conducted. Moreover, we may not realize the anticipated financial or other benefits of an acquisition.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Future acquisitions could also involve the issuance of equity securities, the incurrence of debt, assumption of actual or contingent liabilities or amortization of expenses related to other intangible assets, any of which could adversely impact our financial condition or results of operations. The issuance of shares for an acquisition may result in dilution to our shareholders and, depending on the number of shares that may be issued, the resale of such shares could affect the trading price of our common shares. In addition, equity or debt financing required for such acquisitions may not be available. We may not be able to identify all actual or contingent liabilities associated with a particular acquisition, and representations and warranties in a purchase agreement, if any, may not be sufficient to allow for recovery of losses.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

We are dependent on key distributors.

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

The ability of our customers to obtain reimbursements for products they purchase from us or from intermediaries, or from therapies they provide using the products they purchase from the Company or our intermediaries is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients' medical expenses in the countries where we do business. Any reduction in the amount of reimbursements received by our customers could harm our business by reducing their selection of our products and the prices they are willing to pay.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Levels of market acceptance for products and services could be impacted by several factors, many of which are not within our control, including but not limited to: safety, efficacy, convenience and cost-effectiveness of our products and services; scope of approved uses and marketing approval; difficulty in, or excessive costs to, manufacturing; infringement or alleged infringement of the patents or intellectual property rights of others; maintenance of business arrangements with healthcare providers; availability of alternative products or services from competitors; and acceptance of the price of products and services.

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

Certain of our directors and officers will be engaged in, and will continue to engage in, other business activities on their own behalf and on behalf of other companies and, as a result of these and other activities, such directors and officers may become subject to conflicts of interest. Our independent members of the Board will review any such transactions and report to the Audit Committee of the Board.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

We do not have foreign private issuer status.

As of March 1, 2020, the Company ceased to meet the definition of a "foreign private issuer" set out in Rule 405 of the Securities Act. As a result, our equity securities will be deemed to be "restricted securities" as such term is defined in Rule 144 of the Securities Act. Any such securities issued by us must be registered with the SEC or be issued on an exempt basis and carry resale restrictions. As a result of the loss of foreign private issuer status, we filed a registration statement on Form S-1 to register the resale of securities issued in connection with certain private equity financings, and we are now subject to SEC rules and regulations regarding disclosure which require the filing of various periodic reports on Forms 10-K, 10-Q and 8-K. Compliance with these obligations requires significant financial and management resources. We are also subject to liability under the Securities Act and the Exchange Act. Liability under these acts can lead to monetary fines, limitations on future financings and, if imposed, may impede our ability to finance our business.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Our products may be subject to product recalls.

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

We are subject to various restrictive covenants and events of default, including payment of interest and principal when due, under a commercial loan agreement entered into by our subsidiary SDP with a third party financial institution on June 9, 2021 in connection with a $6,813,180 (US$5,400,000) revolving loan facility with a maturity on August 1, 2023, and a secured promissory note issued by SDP in the principal amount of $936,895 (US$750,000) maturing on June 1, 2024 (collectively, the "Loans").

If there is an event of default under the Loans, the principal amount owing thereunder, plus accrued and unpaid interest, may be declared immediately due and payable. If such an event occurs, it could have a material negative financial impact on the Company. Any extended default under the Loans could result in the loss of our entire business.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

In addition, the Loans include various conditions and covenants that require us to obtain consents prior to carrying out certain activities and entering into certain transactions. The inability to meet these conditions and covenants or obtain lenders' consent to carry out restricted activities could materially and adversely affect our business and results of operations.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

The development of our business (including acquisitions) may require additional financing, which may involve high transaction costs, dilution to our shareholders, high interest rates or unfavorable terms and conditions. Failure to obtain sufficient financing may result in the delay or indefinite postponement of our business plans and our business, financial condition, results of operations and prospects may be adversely affected. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

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

We intend to expend significant funds to make acquisitions and to fund our working capital. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this prospectus and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders' equity and working capital. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common shares may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in our value may also cause you to lose all or part of your investment.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

 Risks Related to Our Common Shares

Our common shares are a high-risk investment.

Our common shares are listed in Canada on the TSX Venture Exchange (the "Exchange" or "TSXV") and are not listed on any U.S. national securities exchange. Consequently, there is a limited trading market for our common shares, which may affect the ability of shareholders to sell our common shares in the U.S. and the prices at which they may be able to sell our common shares. The TSXV is a smaller exchange in Canada and your broker may not facilitate trades in Canada.

The market price of our common shares has been volatile and fluctuates widely in price in response to various factors which are beyond our control. The price of our common shares is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common shares.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

If the TSXV suspends or delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our common shares, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

Our share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common shares:

  our ability to execute our business plan;

  period-to-period fluctuations in our financial results;

  changes in the economic performance or market valuations of companies in the industry in which we operate;

  addition or departure of our executive officers and other key personnel;

  sales or perceived sales of additional shares of our common shares;

  operating and financial performance that varies from the expectations of management, securities analysts and investors;

  regulatory changes affecting our industry generally and our business and operations both domestically and abroad;

  announcements of developments and other material events by us or our competitors;

  changes in global financial markets and global economies and general market conditions;

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)

We are subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION Notes to the Unaudited Condensed Consolidated Financial Statements For the three and nine months ended November 30, 2021 and 2020 (In Canadian Dollars)
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

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Date: January 14, 2022	/s/ Leslie Cross
Leslie Cross,
Chairman of the Board and Interim Chief Executive Officer

/s/ Melissa Polesky-Meyrowitz
Melissa Polesky-Meyrowitz,
Chief Financial Officer