Form 10-K
period 2022-02-28
Salona Global Medical Device Corp
filed 2022-05-31
CIK 1617765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-255642

SALONA GLOBAL MEDICAL DEVICE CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification Number)

3330 Caminito Daniella, Del Mar, California	92014
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: 1-800-760-6826

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

As of February 28, 2022, the last business day of the registrant's most recently completed fiscal year, the aggregate market value of the voting stock held by non-affiliates of the registrant was $29,947,333 (based on the closing price of the common shares as reported on the TSXV of $0.57 per share).

As of May 24, 2022 (latest practicable date), 52,993,979 common shares, no par value, and 1,355,425 Class A shares were outstanding.

SALONA GLOBAL MEDICAL DEVICE CORPORATION AND SUBSIDIARIES

2

As used in this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "Salona" mean Salona Global Medical Device Corporation and its subsidiaries (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act").  These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," "could", "may", "might" "will" and "would" or, in each case, their negative or other variations or comparable terminology.  There can be no assurance that actual results will not materially differ from expectations.  Such statements include, but are not limited to, any statements relating to the future effects of the COVID 19 pandemic, the general expansion of our business, and other statements which are not statements of current or historical facts.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us.  Future developments affecting us may not be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.  These risks and others described under "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report.  In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

3

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

We are an acquisition-oriented, U.S.-based medical device holding company operating through several wholly owned U.S. subsidiaries.  In May 2021 and September 2021, respectively, we acquired our subsidiaries South Dakota Partners, Inc., a South Dakota corporation ("SDP"), and Simbex, LLC, a New Hampshire limited liability company ("Simbex") and in November 2021 we formed a new subsidiary, ALG Health Plus, LLC, a Delaware limited liability company ("ALG Health Plus"), as a result of which we became engaged in the production and sale of medical devices and products, certain of which are proprietary and white label.  Our products include devices used for pain management, cold and hot therapy, NMES, PEMF and ultrasound as well as wearable technology and products used to enhance physical stability.

We intend to achieve scale through further acquisitions and organic growth. We place an emphasis on products for people over the age of sixty-five, which demographic provides steady demand by virtue of government sponsored medical coverage in the U.S. Our current operations are focused predominantly in the business of recovery science, technologies that help individuals prevent and recover from surgery and disease. We expect to continue to expand our business in recovery science as we continue to explore acquisitions within and adjacent to this business vertical.

Our common shares trade on the TSXV under the symbol "SGMD." Our registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario and our headquarters are located at 3330 Caminito Daniella, Del Mar, California, 92014.

Unless otherwise noted, all figures in this report are reported in Canadian Dollars.

Plan of Operations

Our primary objective is to become a leading supplier, producer and developer of medical device products through both organic growth and through acquisitions.

Growth Plan

We anticipate that our acquisition-oriented growth strategy will leverage the Canadian capital markets to target smaller U.S.-based private medical device companies by offering stock and cash to acquire such companies and integrate them into a large, broad-based medical device company.  Through this growth strategy, we intend to increase our overall revenue and profits and therefore earnings per share by (a) increasing revenues through international distribution by seeking to leverage management's existing sales distribution networks in Europe, Australia and other markets to increase sales for each acquired company; (b) increasing our product lines by developing, in-licensing or acquiring new intellectual property protected devices synergistic with the acquisitions; and (c) increasing profits through operational integration in an effort to reduce supply chain risks and increase cash flow and margin.

Acquisition Pipeline

Subsequent to our fiscal year ended February 28, 2022, in March 2022, we acquired Mio-Guard, LLC, a Michigan limited liability company ("Mio-Guard") which is engaged in medical device sales and marketing serving the Midwest United States, through a merger with our wholly owned subsidiary.  Mio-Guard and its predecessors had 2021 unaudited annual revenues of approximately $4.5M (US $3.6M) with 25% gross margins.  Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over fifty sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school to college to professional athletics. Additionally, our management team has a pipeline of small, privately held, stand-alone and bolt-on medical device companies targeted for acquisition in the highly fragmented global market for injury, surgical prevention, rehabilitation and recovery for the aging population throughout the continuum of care, which fall into one of three primary categories:

• Private smaller medical device companies struggling with sufficient capitalization and operational expertise to fully realize the value of their intellectual property;

• Niche players that succeed in developing a handful of quality products often turn to larger listed companies that do not allow ownership to participate in the upside of including their device in a larger company; and

• Smaller U.S.-listed companies that lack liquidity and coverage to offer sufficient upside to vendors.

We believe we are well positioned to offer acquisition targets upside through stock/cash acquisitions with a liquid TSXV listing.

We intend to acquire any identified medical device targets using a structure similar to our acquisition of SDP, Simbex, ALG and Mio-Guard.  It is intended that potential targets would primarily or solely receive Company equity as consideration for the potential acquisition rather than cash, which would reduce our requirement for additional capital. Additionally, to date, discussions are most advanced with targets that are operationally cash flow positive, which may enhance our ability to borrow for additional capital needs.

Milestones

We expect to use our available working capital to finance identified and complementary acquisitions, and for general working capital. Our immediate short-term objectives will be to evaluate and acquire additional complementary medical device companies to expand our distribution networks and product lines.

Our long-term objectives will be to:

• leverage sales distribution networks to expand our distribution channels;

• increase our product lines by developing, in-licensing or acquiring new intellectual property protected devices synergistic with the identified acquisitions; and

• increase profits through operational integration in an effort to reduce supply chain risks and increase cash flow and margin.

OUR OPERATIONS

South Dakota Partners, Inc.

Overview

Based in Clear Lake, South Dakota (the "Clear Lake Facility"), our subsidiary, South Dakota Partners, Inc. ("SDP") is a packager, producer and seller of private white-label medical devices in the United States, primarily focusing on devices for pain management, cold and hot therapy, TENS, NMES, PEMF and ultrasound therapy. The United States represents roughly 40% of the global medical device market (SelectUSA: Medical Technology Spotlight: The Medical Technology Industry in the United States) with organic growth opportunities by virtue of a growing aging population. Recent threats of disruption in international trade markets, whether from trade disputes, pandemic or geopolitical factors, have made some companies seek to diversify sources of supply to include firms with operations in the United States, presenting another opportunity for organic growth.  The United States is a heavily regulated market, and as a result, medical device businesses that operate in the United States require expertise in the fields of compliance, production, product design, packaging, marketing and more. SDP's overall strategic plan has been to position itself as a respected, reliable, and successful partner offering production, packaging, marketing and other ancillary services within the medical device industry.

Products

Production Line of Services: The majority of SDP's revenue is derived from services related to production, production planning, shipping, and packaging and servicing products. SDP offers an end-to-end solution for the supply chain within the medical device industry. SDP not only assists in the development of medical device products but also provides the layout and design of the entire production process of a device, from sourcing to final fulfillment, which requires expertise from engineers of many different disciplines, compliance experts, and technical experts. This process often includes the production of specialized automated robotic systems for use in reducing cost and increasing efficiency and fidelity of the process. A typical onboarding starts with the outlining of customer expectations, current projected annual volumes, and order frequency. Once this information is assessed, SDP works with the customer to establish the resources required for design transfer, new infrastructure needs (if any), new equipment needs (if any) and supply chain details, and to evaluate potential risks. Once the logistical concerns have been assessed and considered, SDP commences a technical data review, during which it reviews the technical documentation provided by the customer to assess for accuracy, develops a full product specification and production plan, develops a product traceability and recall plan and ensures compliance with relevant regulatory and labeling requirements, to the extent they are already in place. Following completion of its technical review, SDP's production engineering and quality engineering teams commence the process of establishing new supply chains, production cells, protocols and begin the prototypic phase, if necessary. Once the initial phases are complete, SDP enters the production readiness phase to verify standard operating procedure (SOP) sufficiency and pilot procedures to ensure production meets necessary quality standards. Finally, SDP's production team will then commence process validation to train employees, prepare relevant procedures, and troubleshoot issues discovered in pilot production runs before undertaking the full production process of a device.

Service & Sales Product Line: The process of servicing equipment and providing customer assistance is one that is often labor intensive and requires expertise, particularly when working with complex and sensitive technologies. Many medical device companies prefer to have these services offered by the very same experts who design and produce the devices. SDP offers repairs on damaged or malfunctioning products as well as the ability to interface and troubleshoot devices and answer questions from potential customers, the device end users. SDP only offers these services to end users of the devices produced by SDP. SDP offers these services to both domestic and international customers.

Fulfillment Service Line: Many medical device designers or producers lack the expertise, capacity, and bandwidth to contend with a growing and deeply fragmented customer base. SDP offers management of the interface with customers down to final fulfillment and tracking. Once production is complete, SDP will store products for existing customers that it has already sold to them in order to maintain, track and ultimately deliver finished goods directly to end users. What seems on its face to be a simple process, becomes increasingly difficult as the number of product variants increases and the number of outgoing deliveries increases into the hundreds or thousands.

SDP's product line is designed to remove all but the development of intellectual property and sales channels from the purview of its customers. SDP's goal is to reduce the complexity and burdens of medical device operations of its customers once the technology has been developed by reducing cost, streamlining operations, managing quality to six sigma standards, and managing the end user interface. SDP believes that it is the only U.S. domestic company to offer such a wide and focused scope of services and products to its clients. Within the medical device market in which SDP operates, SDP focuses upon: TENS, NMES, PEMF, ultrasound, therapy supplies, combo devices, traction devices, laser treatment, hot/cold therapy, muscle stimulation, wound care, and bone growth, which are explained in greater detail below. End users of SDP's products include healthcare professionals, physical therapists or patients, however, SDP only contracts directly with the supplier of the products and not end users.

The services provided by SDP for its customers are part of an integrated service package, which is typically governed by a single agreement. As such, these services account for the vast majority of SDP's revenues. SDP's remaining revenue is derived from sales of scrap, obsolete inventory, and other customer prompted liquidation events. These events often occur during the development process for a new iteration of a product. To date, all SDP sales have been made to arm's length customers.

Technologies

The products that SDP produces and operates its other services around, are predominantly focused on the pain management and post-surgical care space. The technologies used are myriad but some of the most important technologies are laid out below:

  Transcutaneous Electronic Nerve Stimulation (TENS): This technology operates by running electricity directly through the patient's skin to interfere with the typical functioning of neurons key to the pain feedback cycle. This technology falls into the much broader class of electronic stimulation products, which are SDP's specialty focus. These products have been around for some time and are generally well accepted in the medical community and by the FDA. SDP focuses primarily on producing large, capital equipment variants of these products typically used by physicians in their offices and workplaces as opposed to home use by the patient. The ultimate service provider will often bill an insurance provider for the use of the equipment on the patient.  Some patients pay for these services directly, and may or may not later seek reimbursement from an insurance provider.
  Pulsed Electromagnetic Field Technology (PEMF): This technology operates by generating magnetic fields around the device stimulating the activation of various cell types within patients. These products do not require the electrodes and wires of TENS products (although some manufacturers do make use of this delivery method) as magnetic fields do not need assistance in passing through the patients' skin. This technology was originally developed for use in bone stimulation but has since been applied to other issues as well in compliance with FDA rules and regulations. PEMF is part of the broader electronic stimulation device grouping. The ultimate service provider will often bill an insurance provider for the use of the equipment on the patient.  Some patients pay for these services directly, and may or may not later seek reimbursement from an insurance provider.
  Neuromuscular Electrical Stimulation (NMES): This technology utilizes similar systems as TENS. An electrical current is passed through the skin of the patient using electrodes. However, the goal and specifics of this technology are used not to interfere with nerve signaling, but to instead cause muscle contraction of a targeted muscle or muscle group. This technology is often used in rehabilitation of muscles post-surgery as well as for post-workout recovery in athletes. NMES is also a part of the larger electronic stimulation device grouping. The ultimate service provider will often bill an insurance provider for the use of the equipment on the patient.  Some patients pay for these services directly, and may or may not later seek reimbursement from an insurance provider.

  Hot/Cold Therapy: Hot and cold therapy has been a mainstay of recovery sciences for a very long time. The majority of this equipment is not regulated by the FDA medical device regulations; however, it is ubiquitous in its usage in the recovery sciences. Hot and cold therapy used in conjunction or separately, is used by both individual patients, sports trainers and medical practitioners to relieve pain, enhance recovery, and reduce swelling. The manufacture and development of these products requires specific knowledge and production strategies to create appropriate gel matrices, which are typically proprietary, to create a safe and effective product.
  Laser Treatment: The use of lasers of various wavelengths in healthcare is a somewhat more recent development with applications having been approved by the FDA for everything from the recovery sciences to cosmetic procedures. SDP specializes in working with laser medical device products that cater to the recovery science space. These products are usually delivered directly to practitioners for use on a patient. The effects of each specific laser product vary greatly across the wavelength and intensity spectrum.
  Continuous Passive Motion (CPM): CPM devices are used in post-surgical recovery, typically related to repair and/or damage to joints. Often in the recovery process it is important that a limb be moved to prevent excessive formation of scar tissue. CPM devices serve to fill this need by passively moving a limb during the recovery process without assistance from the patient. These devices are typically not owned by individual patients but are supplied by practitioners who then bill a patient's insurance provider for use of the equipment.

The majority of SDP's revenue is derived from supply agreements with its customers, none of which expire within twelve months of the date hereof,  however, they do contain cancellation provisions, both for cause and upon notice. Among those, SDP derives a significant amount of its revenue from two principal supply agreements. If either of these Supply Agreements were to be canceled, the reduction in revenue and profitability would have a material adverse effect on SDP's business. In the event of the cancellation of a contract by a key customer, SDP anticipates that it would use any notice period to reduce payroll and costs in order to mitigate against any adverse effects of such cancellation.

Entities domiciled in the United States, such as SDP, are required to comply with federal, state and local environmental regulations.  All waste is disposed of in compliance with EPA regulations. To date, SDP has never received a notice regarding violation of any environmental law or regulation. SDP is not aware of any restrictions on profit repatriation.  Future political or economic conditions may affect any business, but SDP is not aware of any specific economic or political risks relevant to its products or services.  SDP expects that recession or depression would adversely affect its business. Although SDP generally does not sell directly to consumers, any decision by the government to restrict or reduce public or private health insurance would be expected to reduce demand in the healthcare industry generally, including the business of SDP.

SDP employs various experts to ensure compliance with FDA regulatory matters, Occupational Safety and Health Administration of the United States Department of Labor ("OSHA") regulatory matters, restriction of hazardous substance directive in electrical and electronic equipment ("RoHS") regulatory matters, and other production and healthcare regulators. SDP also employs experienced process, design, and production engineers who have the expertise to design, plan for and actually produce compliant medical device products.

SDP may, from time to time, import goods or raw materials produced in other nations, and a disruption of the supply from other nations, or even other U.S.-based suppliers, could slow production and reduce revenues. As of the date of this report, SDP does not have any foreign investments.

Production Controls and Quality

The Clear Lake Facility is FDA Registered and ISO 13485:2016 certified.  SDP manages all internal and external activities following the in place Quality Management System to ensure compliance with the requirements of ISO 13485:2016, current Good Manufacturing Practices (GMP), and drives continuous improvement using lean and six sigma tools.

SDP is vertically integrated and can build many of its products from the raw material level up. The internal automation teams have automated many production processes. Much of the automation has been specifically designed by SDP engineers for their customers. This automation serves as an additional barrier to entry as it makes it difficult for competitors to be competitive on cost and quality.

All SDP suppliers are approved by its quality and procurement teams. SDP manages the activities of the supply chain daily. SDP's procurement team partners directly with suppliers to find new materials and processes that will improve its products and services.

SDP designs many of its own testing processes, engages in design for manufacturability activities on new and existing products and has partnerships with several design companies to help with product design.

All SDP employees are trained in lean and six sigma methodologies.

Regulatory

The FDA, Health Canada, and comparable agencies in other foreign countries impose requirements upon the design, development, manufacturing, marketing, and distribution of medical devices.  The applicable regulations require that the device owner obtain clearance or approval before the devices can be sold. After the applicable approvals and/or clearances are granted, the regulatory agencies require companies to comply with quality system requirements, investigate complaints, report and investigate certain adverse events and device malfunctions, comply with marketing restrictions and maintain annual registrations.

SDP is registered with the FDA as a contract manufacturer and as an importer of medical devices, and it maintains a quality system that is certified to ISO13485:2016.  SDP's specific responsibilities are defined in written quality agreements with its customers.  In general, SDP is responsible for investigating complaints and providing the results of the investigation to its customers.  The customers are responsible for reporting adverse events to appropriate regulatory authorities.

Market

SDP services medical device companies with operations across the globe. The largest concentration of customer orders is delivered to the U.S. operating arms of customers. The U.S. healthcare industry continues to grow rapidly as the population of 65+ individuals continues to climb.  The U.S. healthcare industry is often seen as acyclical or recession resistant due to the critical nature of its services.  The market is currently estimated at $195 billion (US $156 billion) and expected to grow to $261 billion (US $208 billion) by 2023 (Source: selectusa.gov.).

SDP strives to iterate and improve its products based on customer needs.  However, SDP's products are not reliant on a single technology, process, or patent and as such is not subject to substantial obsolescence risk from a single technological innovation.

In the United States, facilities that build medical devices and the medical devices themselves must be cleared by the FDA.  The level of rigor involved with this clearance process depends on the devices themselves as there are various levels of clearance. As an entity that operates within the U.S. medical device space, SDP employs FDA regulatory experts to ensure facility and product compliance with all appropriate regulations.

Marketing Strategies

SDP sells through reputation, word of mouth and contacts known within the industry.  To date, all of SDP's sales have been with arm's length customers.

Simbex, LLC

Overview

Based in Lebanon, New Hampshire, our subsidiary Simbex, LLC is an IP-based business that has a portfolio of several revenue and royalty generating products ranging from wearable technology to products for physical stability as well as expertise in development and design of many medical devices on the market it has innovated over the past several years. Simbex offers several services both within and without Salona Global related to the development, commercialization and design of medical device products.

Products - Engineering Expertise

Mechanical & Electrical Design & Engineering - Simbex approaches Mechanical and Electrical Hardware Design from a systems integration viewpoint. Their process starts by defining functional requirements and specifications of the design that take into consideration every step of the product life cycle. The outcome allows the final product to not only seamlessly integrate to meet functional needs, but also allows the product to integrate with external systems to meet manufacturing, distribution, packaging, and maintenance needs.

Design & Human Factors - By incorporating user feedback throughout development, Simbex creates products that meet human needs. We begin this process by obtaining the user's product requirements which are then verified and validated during critical times in the product development process.

Software & Web Development - Software development continually evolves with increasing complexity and integration of new technologies to help keep pace with customer expectations.  They have a diverse group of developers to cover the needs of users from embedded firmware to cloud based solutions.  They utilize an agile approach to software development to ensure development remains on track, and customer needs and requirements are met. Their DevOps and quality assurance processes helps ensure each project is "right sized" with a focus on delivering the right software at the right time and with the appropriate level of verification/validation from unit testing to integrated systems testing.

Applied Research - Drawing from their background in academic research and data analytics, Simbex helps drive product direction and strategy that is based on sound science and actionable data.  They become experts in the field to thoroughly understand the product we're developing and the underlying mechanisms of action, while leveraging real-world data to validate the product and its benefits. The emphasis on scientific integrity has allowed Simbex to create products of the highest quality and proven benefits. They consider applied research expertise a critical component of our product development partnership.

Regulatory

Simbex maintains a Quality Management System which is compliant to ISO 13485 and the FDA's Quality System Regulation 21 CFR 820 for the development of medical devices.  Their experienced engineering staff has developed products and devices for many industry leading companies and will provide a detailed Design History File, Device Master Record, and complete Risk Analysis compliant to ISO 14971.

Market

Simbex services medical device companies with operations predominantly in the U.S. The U.S. healthcare industry continues to grow rapidly as the population of 65+ individuals continues to climb.  The U.S. healthcare industry is often seen as acyclical or recession resistant due to the critical nature of its services.  The market is currently estimated at $195 billion (US $156 billion) and expected to grow to $261 billion (US $208 billion) by 2023 (Source: selectusa.gov.).  Simbex strives to innovate and develop products that meet the needs of the rapidly aging U.S. population and assist clients and Salona in growing revenues, improving products, and developing IP.

In the United States, medical device manufacturers have to undergo rigorous testing and registration processes. Simbex brings unique expertise to these businesses in the design, registration, and go to market strategy of businesses attempting to take novel medical devices to market.

Marketing Strategies

Simbex sells through reputation, word of mouth and contacts known within the industry.  To date, all of Simbex' sales have been made on an arm's length basis.

ALG Health Plus, LLC

On November 29, 2021, in connection with the acquisition of certain assets of ALG Health, LLC, the Company launched a new U.S. sales subsidiary called ALG Health Plus, LLC (ALG Health Plus), aimed at selling medical devices and supplies to small, independent hospitals and group purchasing organization ("GPO"), organizations that offer small medical offices and clinics access to devices and supplies on a larger scale creating efficiencies by aggregating purchasing volumes. As the Company continues to acquire and develop additional products, we also look to expand sales opportunities with products. ALG Health Plus, LLC was developed in partnership with experienced sales executives to attempt to sell medical supplies and devices to GPO's and other large businesses and systems. The sales channel is still in development at this time.

Mio-Guard, LLC

On March 11, 2022, the Company acquired Mio-Guard LLC, a Michigan based company engaged in the wholesale sale of sports medicine products in the mid-western, southern and central United States, through a wholly owned subsidiary. Mio-Guard and its predecessors had 2020 unaudited annual revenues of approximately $4.5M (US $3.6M) with 25% gross margins. Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over 50 sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school and college athletics to professional sports teams.

Products

To address the need for medical care in organized sports, Mio-Guard distributes products focused on improving recovery from and preventing injury. Their products are predominantly sold in athletic training rooms and physical therapy offices and fit into four broad categories:

Mio-Guard Capital Equipment Furnishings - Mio-Guard has extensive expertise in the organization and layout of cutting-edge training and recovery facilities and works closely with top US universities, professional athletic teams and other treatment providers to equip their facilities with top-of-the-line capital equipment to assist in the treatment of patients including large scale treatment systems, ergonomic treatment platforms, and other large and expensive equipment. The creation of recurring revenue through the ongoing setup and large capital equipment sales continue to deliver great value over time to the Mio-Guard business.

Mio-Guard Capital Equipment Modalities - Mio-Guard sells many of the types of products currently produced in the Company's SDP subsidiary including TENS, NMES, Laser, Hot/Cold Therapy and more. Mio-Guard has worked with training experts for years to help them identify the latest and greatest treatment modalities so they can better aid the recovery of their patients.

Mio-Guard Supplies for Preventative Care - Many of Mio-Guard's products require the use of disposable treatment accessories including bracing, padding, athletic tape, medications, ultrasound gel and more for use in preventative care. These products are often used for acute care injuries that occur during highly visible athletic competition.

Mio-Guard Supplies for Injury & Rehabilitation - Mio-Guard offers many additional products that are used when an injury is sustained and in the rehabilitation of patient-athletes to return to full activity after an injury. Products in this category include wound care, emergency response, electrodes, resistance bands, analgesics, rollers and massagers. Returning athletes to the field of play after an injury can be a lengthy and expensive process and Mio-Guard offers supplies and equipment to assist in every stage of the athlete's continuum of care.

Market

Mio-Guard services physical trainers and athletic trainers predominantly in the midwest and southern U.S.  The U.S. healthcare industry continues to grow rapidly as the population of 65+ individuals continues to climb. As the U.S. population ages, management expects that the number of individuals attempting to recover from surgery and regain physical independence will increase.  The U.S. healthcare industry is often seen as acyclical or recession resistant due to the critical nature of its services.  The market is currently estimated at $195 billion (US $156 billion) and expected to grow to $261 billion (US $208 billion) by 2023 (Source: selectusa.gov.).

A 2015 study found that approximately 1.4 million injuries occur annually just in the secondary school setting1. Between 2009-14 there were about 210,700 injuries on average per year among roughly 478,900 college athletes2.

Marketing Strategies

Mio-Guard approaches the market through a combination of contracted and employed sales reps who are each responsible for a set geographic territory within the U.S. These representatives' interface with universities, professional athletic teams, physical therapists and athletic trainers to sell products and develop relationships. Mio-Guard has strong connections throughout the recovery science industry which we intend to utilize to grow sales of other product lines. Mio-Guard supports our sales team with industry leading knowledge and expertise in the products and technologies that we promote coupled with installation and design services that most of our competitors do not offer.

Our go to market strategy includes meeting customers in their clinic or athletic training room, seeing them at conventions and professional conferences and pairing that with a targeted social media approach utilizing the power of micro-influencers.  In working with our customers closely and in person we're able to recognize opportunities in advance of our competitors and put Mio-Guard in an advantageous position long before an opportunity is publicly available.

________________________________

1 New Study Shows 37 Percent of Public Secondary Schools Meet Gold Standard of Care For Their Athletes, NATA Press Release, March 11, 2015. URL accessed 4/8/2022. https://www.nata.org/press-release/031115/new-study-shows-37-percent-public-secondary-schools-meet-gold-standard-care

2 College Athletes Often Bear the Cost of Injuries and Insurance, Best Colleges.com by Dean Golembeski, November 10, 2021. URL accessed /4/8/2022. https://www.bestcolleges.com/news/2021/09/10/college-athletes-ncaa-injuries-insurance.

EMPLOYEES

As of February 28, 2022, the Company and its subsidiaries had no full-time and no part-time employees in Canada and had 99 full-time employees and 7 part-time employees in the United States through its subsidiaries.

AVAILABLE INFORMATION

Our investor relations website address is www.salonaglobal.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our common shares involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report, including our financial statements and the related notes, before investing in our securities. The risks and uncertainties described below are not the only ones we face, but include the most significant factors currently known by us that make investing in our securities speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Risks Related to Our Business and Industry

We have a limited business history.

On March 11, 2021, we completed a "Change of Business," as defined by the TSX Venture Exchange, to become an acquisition-oriented medical device company with plans to achieve scale through further acquisitions and organic growth, with the intent to operate in the recovery science market, including postoperative pain, wound care and other markets serving the aging population in the United States.  Prior to our Change of Business, we were engaged in the business of making loans to third parties.

As discussed above, we acquired SDP on May 21, 2021, Simbex on September 30, 2021 and the ALG assets on November 28, 2021 through several wholly owned subsidiaries.  Information relating to the business and related services of SDP contained in this Annual Report covers the period from May 21, 2021, through February 28, 2022.  Information relating to Simbex' business and related services contained in this Annual Report covers the period from September 30, 2021 through February 28, 2022.  In addition to operating the businesses acquired in connection with the SDP, Simbex and ALG acquisitions, our current strategy is to identify and acquire additional operating businesses in the medical technology/device sector, some of which may be complementary to SDP.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. We have limited financial resources and there is no assurance that additional funding will be available to us for further operations or to fulfill our obligations under applicable agreements.  There is no assurance that we can generate revenues, operate profitably, or provide a return on investment, or that we will successfully implement our business plans.

We may be negatively impacted by challenging global economic conditions.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example, as discussed in more detail below, since early 2020, the U.S. and other world economies have experienced turmoil due to the novel coronavirus pandemic and related "shelter-in-place" orders and other governmental mandates ("COVID-19"), which has resulted in global economic uncertainty.  A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence. The COVID-19 pandemic has already disrupted, and could potentially further disrupt, our supply chain or interfere with normal business operations due to the loss of employee availability. The broader impact of the COVID-19 pandemic on investors, businesses, the global economy or financial and commodity markets may also have a material adverse impact on our results of operations, financial condition and the trading price of our common shares.

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

We produce a limited number of products and have a concentration of orders from key customers, primarily in the U.S. market, from which we derive a substantial portion of our revenue. In connection with the acquisition of SDP, we acquired SDP's two main supply agreements, which in the aggregate contributed 0% and 68% of our total revenue for the fiscal years ended February 28, 2021 and 2022, respectively. These supply agreements may be terminated by either party from time to time under certain conditions. Customers may cancel or choose not to renew their contracts. Changes in economic conditions could influence future actions of our partners or other customers. To the extent that any significant agreement or agreements with our customers are canceled, including, without limitation, our supply agreements, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be materially adversely affected. We seek to expand our product offerings, increase the number of customers and expand our markets, but there is no assurance that this plan will succeed.

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

We are subject to various restrictive covenants and events of default, including payment of interest and principal when due, under a commercial loan agreement entered into by our subsidiary SDP with a third party financial institution on June 9, 2021 in connection with a $6,813,180 (US$5,400,000) revolving loan facility with a maturity on August 1, 2023, and a secured promissory note issued by SDP in the principal amount of $936,696 (US$750,000) maturing on June 1, 2024 (collectively, the "Loans"). If there is an event of default under the Loans, the principal amount owing thereunder, plus accrued and unpaid interest, may be declared immediately due and payable.  If such an event occurs, it could have a material negative financial impact on the Company.  Any extended default under the Loans could result in the loss of our entire business.  In addition, the Loans include various conditions and covenants that require us to obtain consents prior to carrying out certain activities and entering into certain transactions.  The inability to meet these conditions and covenants or obtain lenders' consent to carry out restricted activities could materially and adversely affect our business and results of operations.

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

Additional funds for the establishment of our business and growth plans may be required. No assurances can be given that we will be able to raise the additional funding that may be required for such activities, should such funding not be fully generated from operations. To meet such funding requirements, we may be required to undertake additional equity financing, which would be dilutive to shareholders. Debt financing, if available, may also involve restrictions on financing and operating activities. There is no assurance that additional financing will be available on terms acceptable to us or at all. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations and pursue only activities or acquire targets that can be funded through cash flows generated from our existing operations, if any.

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

Our sales are difficult to forecast.

As a result of recent and ongoing regulatory and policy changes in the medical device industries, the market data available is limited and may be unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Actual results may differ materially from projected results for several reasons including increases in operating expenses, changes or shifts in regulations or applicable laws, undiscovered or unanticipated adverse industry and economic conditions, and unanticipated competition. Accordingly, our investors should not rely on any projections to indicate the actual results we might achieve.

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

We intend to expend significant funds to make acquisitions and to fund our working capital. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our shareholders' equity and working capital. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common shares may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in our value may also cause an investor to lose all or part of their investment.

Risks Related to Our Common Shares

Our common shares are a high-risk investment.

Our common shares are listed in Canada on the TSXV, and we are not listed on any U.S. national securities exchange. Consequently, there is a limited trading market for our common shares, which may affect the ability of shareholders to sell our common shares in the U.S. and the prices at which they may be able to sell our common shares. The TSXV is a smaller exchange in Canada and a United States broker may not facilitate trades in Canada. The market price of our common shares has been volatile and fluctuates widely in price in response to various factors which are beyond our control. The price of our common shares is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common shares.

In the United States, our common shares are considered a "penny stock", and our shares are not listed and trading on any U.S. exchange. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". These rules further restrict the trading activity and marketability of our common shares. As a result of the foregoing, an investment in our common shares should be considered a high-risk investment.

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

Our share price may be volatile and as a result investors could lose all or part of their investment.

In addition to volatility associated with equity securities in general, the value of an investment in our common shares could decline due to the impact of any of the following factors upon the market price of our common shares:

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common shares.

Resales of our common shares in the United States must comply with state blue sky laws.

Our common shares are not "covered securities" under Section 18(a) of the Securities Act of 1933, as amended, because the common shares are not listed for trading on a U.S. national securities exchange and must be resold in compliance with applicable state blue sky laws.  Applicability is based upon the residence of the purchaser.  While some states may have an exemption for resale without compliance with state blue sky laws, other states will require compliance with blue sky laws.  Such compliance can be costly and lengthy.  Any delays could result in burdensome wait times or the termination of the resale transaction.

We do not intend to pay dividends on our common shares and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common shares.

Because we have no near-term plans to pay cash dividends on our common shares, investors must look solely to share appreciation for a return on their investment. We anticipate retaining all available funds and any future earnings for use in the operation and expansion of our business and there is no expectation that we will declare or pay any cash dividends on our common shares in the near term. Any future determination as to the declaration and payment of cash dividends will be at the discretion of the Board and will depend on the existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors that the Board considers relevant. Accordingly, investors will only see a return on their investment if the value of our common shares appreciates.

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

We will remain an "emerging growth company" until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) the last day of the fiscal year in which we celebrate the fifth anniversary of our first sale of registered common equity securities pursuant to the Securities Act. Until such time, however, we cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 2. PROPERTIES.

Headquarters: Through our subsidiary Inspira Financial Company, we currently lease approximately 130 square feet of office space in Encino, California pursuant to a lease term of 6 months for an annual rental amount of $24,748 (US $19,752) with extension options of 6 months each. The base rental amount increases annually on a case-by-case basis.  The lease expires September 30, 2022, and we have an option to extend the lease for an additional 6 months at a monthly rental amount of $2,062 (US $1,646).

SDP facility lease: Through our subsidiary SDP, we lease approximately 77,000 square feet in Clear Lake, South Dakota pursuant to a lease agreement with an initial lease term of 15 years for a base annual rental of $230,533 (US$190,965), with four extension options of five years each.  The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined.  Per the lease agreement, the Company delivered a letter of credit in the amount of $484,975 (US$381,930), which is recorded in security deposit on the consolidated balance sheets.

Simbex office space lease:  Through our subsidiary Simbex, we lease approximately 10,548 square feet of office space in Lebanon, New Hampshire pursuant to a lease agreement with an initial lease term of 3 years for a base annual rental of $201,155 (US$157,440), with an option to extend for five years.  The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $119,350(US $93,413).

Mio-Guard, LLC facility lease.  Through our subsidiary Mio-Guard LLC, we lease approximately 18,414 square feet of office space in Holt, Michigan pursuant to a lease agreement with an initial lease term of 5 years for a base annual rental of $107,321 (US$85,656).

With respect to all of our facilities, we believe that equivalent suitable space is available at similar rents.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Information for our Common Shares

Our common shares have been traded on the TSXV under the symbol "SGMD" since December 15, 2020.  From January 15, 2020, through December 15, 2020, our common shares traded on the TSXV under the symbol "BRTL". The TSXV is the only trading market for our common shares. The high and low sales prices for our common shares are as follows for the following periods as reported by the TSXV:

Period	High ($)(1)	Low ($)(1)
2022
Quarter ended February 28, 2022	$0.780	$0.485
2021
Quarter Ended November 30, 2021	$1.080	$0.660
Quarter Ended August 31, 2021 (2)	$1.490	$0.420
Quarter Ended May 31, 2021 (2)	-	-
Quarter Ended February 28, 2021 (2)	-	-
2020
Quarter Ended November 30, 2020 (2)	-	-
Quarter Ended August 31, 2020	$0.239	$0.185
Quarter Ended May 31, 2020	$0.170	$0.109
Quarter Ended February 29, 2020	$0.190	$0.149

(1) Source: TMX Money

(2) Our common shares were halted from trading on the TSXV from September 9, 2020 until June 9, 2021 in connection with the completion of the Change of Business.

Holders

As of May 20, 2022, we believe there were approximately 1,291 non-objecting beneficial owners of record holding 17,942,324 common shares of the Company. The number of non-objecting beneficial owners of record does not include an indeterminate number of shareholders whose shares are held by brokers in street name through depositaries, including CDS & Co and CEDE & Co.

The holders of our common shares are entitled to receive notice of and to attend and vote at all meetings of our shareholders and each common share shall confer the right to one vote in person or by proxy at all meetings of our shareholders.  The holders of our common shares shall be entitled, subject to the prior rights, if any, of any other class of our shares, to receive such dividends payable in cash or property as may be declared thereon by the Board from time to time. The Board may declare no dividend payable in cash or property on our common shares unless the Board simultaneously declares a dividend payable in cash or property on our Class A Shares, in an amount per Class A Share equal to the amount of the dividend declared per common share. In the event of our liquidation, dissolution or winding-up, whether voluntary or involuntary, the holders of our common shares are entitled to receive, subject to the prior rights, if any, of the holders of any other class of our shares, our remaining property and assets pari passu with the holders of our Class A Shares, with the amount of such distribution per common share equal to the amount of such distribution per Class A Shareholders of our common shares have no preemptive rights and no right to convert their common shares into any other securities. There are no redemption or sinking fund provisions applicable to our common shares.

Dividend Policy

We have never paid cash dividends on our securities, and we do not anticipate paying any cash dividends on our shares of common shares in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

Unregistered Sales of Securities

The following information represents securities sold by the Company within the past three years through May 23, 2022 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below to accredited investors pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act or pursuant to Regulation S promulgated under the Securities Act.

  On May 6, 2022 we issued 454,817 common shares pursuant to the exercise of broker warrants previously issued in connection with the Company’s financing completed on May 21, 2021.
  On February 15, 2022, we sold 7,749,000 common shares, and 7,749,000 warrants to purchase up to 7,749,000 common shares. Each common share and accompanying warrant were sold together as a "Unit" at a combined offering price of $0.55 per Unit, with an aggregate purchase price of approximately $4.26 million.  The warrants have an exercise price of $0.70 per share, are exercisable immediately and expire on February 15, 2025.  Beacon Securities Limited, Canaccord Genuity Corp., and Leede Jones Gable Inc. (collectively, the "Underwriters") acted underwriters for the offering and received commissions equal to $410,284  and were granted broker warrants to purchase up to an aggregate of 542,431 common shares of the Company. The broker warrants have an exercise price of $0.55 per share and are exercisable for a three-year period until February 15, 2025.
  On August 20, 2021, we issued 112,617 common shares pursuant to the exercise of stock options which generated net proceeds of $21,392.
  On May 20, 2021, we issued 1,492,425 common shares pursuant to the exercise of stock options which generated net proceeds of $355,500.
  On May 20, 2021, pursuant to a share exchange agreement, we issued 1,355,425 common shares in exchange for the surrender of 1,355,425 Class A shares.
  On May 21, 2021, we issued and sold 9,990,237 common shares which generated gross proceeds of $5,550,258. 7,869,005 of the common shares were sold at an approximate offering price of approximately $0.48 per share. 2,121,232 of the common shares and accompanying warrants were sold together as a "Unit" at a combined offering price of approximately $0.85 per Unit.  The 2,121,232 warrants have an exercise price of $1.25 per share, are exercisable immediately and expire on December 18, 2022.  Beacon Securities, and Leede Jones Gable Inc. (collectively, the "Underwriters") acted underwriters for the offering and received commissions equal to $249,768 and were granted broker warrants to purchase up to an aggregate of 1,119,906 common shares of the Company. 876,231 of the broker warrants have an approximate exercise price of $0.48 and 243,675 of the broker warrants have an approximate exercise price of $0.85 per share and are exercisable until December 18, 2022.
  On May 21, 2021, pursuant to a shares-for-debt agreement, we issued 737,000 common shares in satisfaction of $114,498 (US $88,000) of indebtedness owed to a service provider.

  On December 18, 2020, the Company completed a financing of 7,869,005 subscription receipts ("Salona Subscription Receipts") on a non-brokered private offering basis at a price of $0.48 per Salona Subscription Receipt, for gross proceeds to us of $3,736,982 (the "Concurrent Salona Financing"). Each Salona Subscription Receipt automatically converted into one common share on June 17, 2021. In connection with the Concurrent Salona Financing, registered dealers were entitled to cash compensation in the aggregate amount of $166,448, and (ii) on the Escrow Release Date, an aggregate of 876,231 options to purchase one common share at a price of $0.48 per common share until December 18, 2022.
  On December 18, 2020, our wholly owned British Columbia incorporated subsidiary ("Finco") completed a financing of 2,121,232 subscription receipts ("Finco Subscription Receipts") on a non-brokered private offering basis, at a price of $0.85 per Finco Subscription Receipt, for gross proceeds to Finco of $1,813,276 (the "Concurrent Finco Financing"). Each Finco Subscription Receipt automatically converted into one unit (each, a "Unit") on the Escrow Release Date, without any further consideration on the part of the subscriber. Each Unit consisted of one share of Finco (a "Finco Share") and one Finco Share purchase warrant (a "Finco Warrant"), with each Finco Warrant exercisable for one Finco Share at $1.25 per share until December 18, 2022, subject to acceleration. In connection with the Concurrent Finco Financing, registered dealers were entitled to (i) cash compensation in the aggregate amount of $83,320, and (ii) on the Escrow Release Date, an aggregate of 243,675 options to purchase one Finco Share at a price of $0.85 per share until December 18, 2022.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this Annual Report and specifically under the captions "Risk Factors". In addition, the following discussion and analysis should be read in conjunction with the 2022 Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

OVERVIEW

On March 11, 2021, we completed the Change of Business, as defined by the TSX Venture Exchange, to become an acquisition-oriented medical device company with plans to achieve scale through further acquisitions and organic growth. We presently intend to operate in the recovery science market, including postoperative pain, wound care and other markets serving the aging population in the United States.

On May 21, 2021, we consummated the acquisition of South Dakota Partners Inc. ("SDP") through a subsidiary. SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Since its acquisition, SDP has generated $12,515,063 of revenue and has generated net earnings of $392,673. We anticipate SDP will continue to be profitable in the future. Information relating to SDP contained in this Report covers the period from May 21, 2021, through February 28, 2022.

On September 30, 2021, the Company consummated the acquisition of Simbex, LLC ("Simbex"), an IP-based business that has a portfolio of several revenue and royalty generating products ranging from wearable technology to products for physical stability as well as expertise in development and design of many medical devices on the market it has innovated over the past several years.  Simbex generated over $8,000,000 in audited revenues in 2020 with reported gross margins of 50% and was cash flow positive. Information relating to Simbex contained in this Report covers the period from September 30, 2021, through February 28, 2022. Since acquisition, Simbex has generated $4,653,516 of revenue and has generated net earnings of $685,601.

On November 28, 2021, the Company consummated the acquisition of the customer lists, sales orders and supply agreements, and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for non-voting securities of ALG Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, our subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG.

January 12, 2022, Melissa Polesky-Meyrowitz, CPA, was appointed the Chief Financial Officer for the Company. Mrs. Polesky-Meyrowitz is a CPA with a BBA in accounting from Hofstra University. She has over ten years' experience in accounting and taxation. She was previously an International Tax Services Supervisor at RSM, LLP and an US Tax Compliance and Advisory Manager at Richter LLP located in Toronto. Melissa has previously worked with the Company in the role of senior controller.

On March 11, 2022, the Company acquired Mio-Guard LLC, a Michigan based company engaged in the wholesale sale of sports medicine products in the mid-western, southern and central United States, through a wholly owned subsidiary. Mio-Guard and its predecessors had 2021 unaudited annual revenues of approximately $4.5M (US$3.6M) with 25% gross margins. Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over 50 sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school to college to professional athletics. Financial information related to Mio-Guard is not covered in this report.

SELECTED FINANCIAL INFORMATION

The Company uses Adjusted EBITDA, as calculated below, to assess the financial health of its acquisitions and determine the overall potential of its business not including transaction costs and other activities associated with the ongoing growth strategy of the Company. Adjusted EBITDA is calculated as net loss less interest, taxes, depreciation, amortization, stock-based compensation, foreign exchange gain, change in fair value of contingent consideration, provision for impairment and transaction costs.

Revenues

			2022 vs 2021
	February 28, 2022	February 28, 2021	$ Change	% Change
Revenue	$18,312,269	$(33,547)	$18,345,816	$(54,687%)
Gross Margin	5,962,067	(33,547)	5,995,614	(17,872%)
Adjusted EBITDA	$1,430,181	$(786,117)	$2,216,298	(282%)

Adjusted EBITDA

Adjusted EBITDA is calculated as follows:

	February 28, 2022	February 28, 2021
Adjusted EBITDA	$1,430,181	$(786,117)
Less: Stock Based Compensation	(1,196,361)	(237,714)
Amortization of intangible asset	(448,348)	-
Depreciation of property and equipment	(200,622)	-
Depreciation of right-of-use asset	(192,796)	-
Interest Expense	(388,065)	-
Foreign exchange gain	16,392	-
Change in fair value of contingent consideration	5,853,701	-
Provision for impairment	(5,520,522)	-
Transaction costs including legal, financial, audit and US & Canadian regulatory expenses	(3,842,734)	(1,643,592)
Gain on debt settlement	15,538	-
Current income tax expense	(12,022)	-
Deferred income tax gain	113,639
Net Loss	$(4,372,019)	$(2,667,423)

RESULTS OF OPERATIONS`

Revenues

			2022 vs 2021
	February 28,	February 28,
	2022	2021	$ Change	% Change
Revenue	$18,312,269	$(33,547)	$18,345,816	(54,687%)

Since the acquisition of SDP on May 21, 2021, Simbex on September 30, 2021, and the sales channel assets of ALG on November 28, 2021, we have continued generating sales revenue in line with each of their pre-COVID revenue figures and each continue to grow. From March 1, 2021, through February 28, 2022, we generated sales of $18,312,269.

			2022 vs 2021
	February 28,	February 28,
	2022	2021	$ Change	% Change
Cost of Revenue
Direct service personnel	$2,494,162	$-	$2,494,162	100%
Direct material costs	$9,297,653	$-	$9,297,653	100%
Other direct costs	$558,387	$-	$558,387	100%

Cost of revenue includes our labor costs expended in the production of medical devices, and related expenses allocated directly to the production of medical devices, and our cost of actual materials used in the production process from May 21, 2021, through February 28, 2022. The ongoing issues with the global supply chain process caused by COVID-19 and other economic factors has impacted the Company's ability to source affordable components. While there can be no assurances, management believes that the negative impacts on the Company's sourcing of components will diminish as the global supply chain stabilizes.

Amortization, Depreciation, Interest, Transaction Costs and Foreign Exchange Gain

			2022 vs 2021
	February 28,	February 28
	2022	2021	$ Change	% Change
Amortization of intangible assets	$(448,348)	$-	$(448,348)	100%
Depreciation of property and equipment	(200,622)	-	(200,622)	100%
Amortization of right-of-use assets	(192,796)	-	(192,796)	100%
Interest expense	(388,065)	-	(388,065)	100%
Foreign exchange gain	16,392	-	16,392	100%
Gain on debt settlement	15,538	-	15,538	100%
Transaction costs including legal, financial, audit, US & Canadian Regulatory	$(3,842,734)	$(1,643,592)	$(2,199,142)	134%

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

			2022 vs 2021
	February 28,	February 28,
	2022	2021	$ Change	% Change
Foreign currency translation loss	$63,041	$(430,428)	$493,469	(115%)

Since we operate in the United States, we are exposed to foreign currency risk. We are unable to effectively predict swings in the foreign exchange value of the U.S. Dollar against the Canadian Dollar. When currency is moved between denominations, a gain or loss may be realized which management is unable to accurately predict.

Liquidity and Capital Resources

We fund our operations through cash from operations and asset-based loans secured by subsidiary inventory and accounts receivable from third parties. As of February 28, 2022, we had $8,057,100 of cash and cash equivalents, total restricted cash and marketable securities, which was a decrease of $4,937,726 from the balance as of February 28, 2021. During the quarter ended May 31, 2021, we generated $5,550,258 from the closing of the sale of 9,990,237 of our common shares and 2,121,232 warrants. On August 20, 2021, we generated $21,392 from the exercise of 112,617 of stock options. On February 15, 2022, we generated $4,261,950 from the issuance of 7,749,000 of our common shares and 7,749,000 warrants.

Long Term Debt

On June 9, 2021, our subsidiary SDP entered into a $6,813,180 (US$5,400,000) revolving loan facility with a third-party financial institution, which refinanced their existing revolving loan facility and other notes.  All amounts outstanding under the $6,813,180 revolving loan facility bear interest at the greater of 4% or prime plus 0.75% per annum, and any accrued unpaid interest is payable monthly, with a maturity of August 1, 2023. The repayment obligations under the $6,813,180 facility are secured by a first priority lien on substantially all of the assets of SDP and are not guaranteed by the Company or any other subsidiary. In addition, on June 9, 2021, SDP issued a secured promissory note in the principal amount of $936,896 (US$750,000) which evidenced the refinancing of two outstanding loans. The note bears interest at the greater of 6% or prime rate plus 2.75% per annum. Principal and accrued but unpaid interest due on the note are payable monthly in equal installments over a 36-month period, and the repayment obligations under the note are secured by a lien on substantially all of the assets of SDP. As of February 28, 2022, we had long term debt of $856,119 related to the above note, as compared to $0 on February 28, 2021.

Cash Flows

The following table is a summary of our cash flows for the years ended February 28, 2022, and February 28, 2021:

	February 28, 2022	February 28, 2021
Net cash used in operating activities	$(3,703,879)	$(975,174)
Net cash (used in) provided by for investing activities	(4,617,540)	74,870
Net cash provided by financing activities	3,935,155	5,430,722
Net (decrease) increase in cash	(4,386,264)	4,530,418

Net Cash Used in Operating Activities

During the year-ended February 28, 2022, $3,703,879 was used in operating activities, compared to $975,174 for the year-ended February 28, 2021. This cash flow was mostly used to ensure continued operation of the Company and capital raising expenses.

Net Cash Used in Investing Activities

During the year-ended February 28, 2022, $4,617,540 was used in investing activities, compared to $74,870 that was provided for the year-ended February 28, 2021. This decrease in cash flow reflects the funds used to acquire Simbex on September 30, 2021. Net cash used for investing activities was offset by cash received upon the acquisition of SDP and Simbex.

Net Cash Provided by Financing Activities

During the year-ended February 28, 2022, $3,935,155 was received from financing activities, compared to $5,430,722 during the year-ended February 28, 2021. The cash was primarily received from the issuance of 7,749,000 shares and 7,749,000 share purchase warrants for proceeds of $4,261,950 in February 2022. Additionally, $376,893 was received from the exercise of stock options.  Cash was primarily used to pay off loans held by SDP and for share issuance costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates, raw material and other commodity prices.

Currency Risk. Our operating results and financial position are reported in Canadian dollars. Some of our financial transactions are denominated in the U.S. dollar.  The results of our operations are subject to currency transaction risks. We have no hedging agreements in place with respect to foreign exchange rates.  We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates.  As at February 28, 2022, our cash and cash equivalents consisted of $8,057,100, as compared to $7,080,768 at February 28, 2021. Our financial debts have variable fixed rates of interest and as a result, the Company is exposed to interest rate risk on the line of credit ($5,497,249) short term debt ($174,361) and long-term debt ($681,758) which could negatively impact the Company's cash position and result of operations in future periods should interest rates rise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Salona Global Medical Device Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Salona Global Medical Device Corporation and its subsidiaries (the "Company") as of February 28, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended February 28, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

SRCO Professional Corporation 5828	/s/ SRCO Professional Corporation

We have served as the Company's auditor since 2020 Richmond Hill, Ontario, Canada May 31, 2022	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Balance Sheets

As at February 28, 2022 and 2021
(In Canadian Dollars)

	Notes	2022	2021
Assets

Cash and cash equivalents	21	$8,057,100	$7,080,768
Restricted cash	12	-	5,425,374
Accounts receivable, net	5	6,595,668	-
Inventories, net	7	4,969,439	-
Marketable securities	20	-	488,684
Prepaid expenses and other receivables		412,794	135,065
Total current assets		20,035,001	13,129,891
Security deposit	13	484,975	-
Property and equipment, net	8	1,460,175	-
Operating right-of-use assets, net	13	3,941,840	-
Intangible assets, net	9	6,926,582	-
Goodwill	4	9,833,039	-
Total assets		$42,681,612	$13,129,891

Liabilities and Stockholders' Equity
Liabilities
Subscription receipts		$-	$5,425,374
Line of credit	11	5,497,249	-
Accounts payable and accrued liabilities	10	3,679,396	1,047,784
Current portion of debt	11	174,361	-
Current portion of lease liability	13	245,257	-
Other liabilities	10	562,262	15,000
Obligation for issuance of shares	4	12,997,846	-
Total current liabilities		23,156,371	6,488,158
Debt, net of current portion	11	681,758	-
Lease liability, net of current portion	13	3,934,431	-
Deferred tax liability	22	1,755,889	-
Total liabilities		$29,528,449	$6,488,158

Stockholders' equity

Common stock; no par value, unlimited shares authorized; 52,539,162 shares issued and outstanding as of February 28, 2022 (February 28, 2021: 33,813,308)	14	38,046,097	31,065,513
Class A shares; no par value, unlimited shares authorized; 1,355,425 shares issued and outstanding as of February 28, 2022 (February 28, 2021: Nil)	14	480,479	-
Additional paid-in-capital	14	6,985,107	3,625,762
Accumulated other comprehensive income		1,006,361	943,320
Deficit		(33,364,881)	(28,992,862)
Total stockholders' equity		13,153,163	6,641,733
Total liabilities and stockholders' equity		$42,681,612	$13,129,891
Contingencies (Note 23)
Subsequent events (Note 24)

The accompanying notes are an integral part of these consolidated financial statements.

F-2

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended February 28, 2022 and 2021
(In Canadian Dollars)

	Notes	2022	2021
Revenue
Revenue	6	$18,312,269	$149,919
Impairment of other investments		-	(183,466)
Total revenue		18,312,269	(33,547)
Cost of revenue
Direct service personnel		2,494,162	-
Direct material costs		9,297,653	-
Other direct costs		558,387	-
Total cost of revenue		12,350,202	-
Gross margin		5,962,067	(33,547)
Operating expenses
General and administrative	14,15,18	5,728,247	990,284
Total operating expenses		$5,728,247	$990,284
Net income (loss) before the undernoted		233,820	(1,023,831)
Amortization of intangible assets	9	(448,348)	-
Depreciation of property and equipment	8	(200,622)	-
Amortization of right-of-use assets	13	(192,796)	-
Interest expense		(388,065)	-
Foreign exchange gain		16,392	-
Gain on debt settlement	14	15,538	-
Gain on fair value of contingent consideration	4	5,853,701
Provision for impairment	4	(5,520,522)
Transaction costs including legal, financial, audit, US & Canadian regulatory expenses	19	(3,842,734)	(1,643,592)
Net loss before taxes		(4,473,636)	(2,667,423)
Current income tax expense	22	(12,022)	-
Deferred income tax recovery	22	113,639
Net loss		(4,372,019)	(2,667,423)
Other comprehensive loss
Foreign currency translation gain (loss)		63,041	(430,428)
Comprehensive loss		$(4,308,978)	$(3,097,851)
Net loss per share
Basic and diluted	17	$(0.10)	$(0.08)
Weighted average number of common stock outstanding		43,627,051	33,795,132

The accompanying notes are an integral part of these consolidated financial statements.

F-3
SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended February 28, 2022 and 2021
(In Canadian Dollars)
	Common stock		Class A Shares			Accumulated
					Additional	other
					paid-in-	comprehensive
	Number*	Amount	Number	Amount	capital	income	Deficit	Total
		$		$	$	$	$	$
Balance - February 29, 2020	33,785,154	31,055,842	-	-	3,392,371	1,373,748	(26,325,439)	9,496,522
Stock based compensation	-	-	-	-	237,714	-	-	237,714
Shares issued on exercise of options	28,154	9,671	-	-	(4,323)	-	-	5,348
Foreign currency translation loss	-	-		-	-	(430,428)	-	(430,428)
Net loss from the period	-	-	-	-	-	-	(2,667,423)	(2,667,423)
Balance -February 28, 2021	33,813,308	31,065,513	-	-	3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	1,196,361	-	-	1,196,361
Shares issued on exercise of options	1,605,042	572,350	-	-	(195,458)	-	-	376,892
Shares exchanged to Class A shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-
Shares for debt settlement	737,000	94,999		-	-	-	-	94,999
Shares issued on financing	17,739,237	7,734,631	-	-	2,077,577	-	-	9,812,208
Share issuance costs from financing	-	(940,917)	-	-	280,865	-	-	(660,052)
Foreign currency translation gain	-	-	-	-	-	63,041	-	63,041
Net loss for the period	-	-	-	-	-	-	(4,372,019)	(4,372,019)
Balance - February 28, 2022	52,539,162	38,046,097	1,355,425	480,479	6,985,107	1,006,361	(33,364,881)	13,153,163

* The consolidated statements of stockholders' equity has been retroactively adjusted to account for the reverse stock split of 10:7.37 that took place on December 21, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

F-4
SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended February 28, 2022, and 2021
(In Canadian Dollars)
	Note	2022	2021
Operating activities
Net loss		$(4,372,019)	$(2,667,423)
Non-cash items:
Depreciation and amortization	8,9,13	841,766	-
Interest accretion on lease liability	13	202,844	-
Realized gain on sale of marketable securities	20	(10,107)	-
Gain on share for debt settlement	14	15,538	-
Stock based compensation	14	1,196,361	237,714
Deferred income tax recovery	22	(113,639)	-
Gain on fair value of contingent consideration	4	(5,853,701)	-
Provision for impairment	4	5,520,522	-
Forgiveness of long-term debt, net	11	(918,361)	-
Change in fair value of marketable securities		(6,881)	812
Impairment of other investments		-	183,466
Changes in operating assets and liabilities:
Accounts receivable		(2,065,879)	-
Net repayment of credit receivables		-	394,091
Prepaid expenses and other receivables		82,104	(2,440)
Inventories		248,445	-
Accounts payable and accrued liabilities		1,516,369	878,606
Other liabilities		12,759	-
Net cash used in operating activities		(3,703,879)	(975,174)

Investing activities
Cash received on acquisition of SDP	4	255	-
Cash received on acquisition of Simbex, LLC	4	632,697	-
Proceeds on sale of marketable securities	20	496,526	445,101
Purchase of marketable securities		-	(186,765)
Purchase of other investments		-	(183,466)
Acquisition of property and equipment	8	(55,259)	-
Acquisition of Simbex, LLC	4	(5,691,759)	-
Net cash (used in) provided by investing activities		(4,617,540)	74,870

Financing activities
Repayment of long-term debt, net	11	(2,263,306)	-
Proceeds from term-loan, net	11	939,696	-
Proceeds from refinancing of line of credit	11	1,549,929	-
Proceeds from issuance of shares	14	4,261,950	-
Proceeds from subscription receipts		-	5,425,374
Share issuance costs	14	(660,052)	-
Proceeds from exercise of stock options	14	376,892	5,348
Lease payments	13	(269,954)	-
Net cash provided by financing activities		3,935,155	5,430,722

Effect of foreign exchange rates on cash		(62,778)	(373,698)
(Decrease) increase in cash and cash equivalents and restricted cash		(4,386,264)	4,530,418
Cash and cash equivalents and restricted cash, opening		12,506,142	8,349,422
Cash and cash equivalents and restricted cash, closing		8,057,100	$12,506,142

Supplementary information:
Interest paid		$388,065	$-
Income taxes paid		12,022	-
Common stock issued for debt		94,999	-
Restricted cash included in the closing balance above		$-	$5,425,374

The accompanying notes are an integral part of these consolidated financial statements.

F-5
SALONA GLOBAL MEDICAL DEVICE CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended February 28, 2022 and 2021

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

The Company was incorporated under the Canada Business Corporations Act on September 17, 2013. The Company's common shares trade on the Exchange under the symbol "SGMD". The Company's registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario, Ontario, M4G 3B5.

On December 21, 2020, the Company consolidated its issued and outstanding common shares on the basis of 7.37 post-consolidation common shares for 10 pre-consolidation common shares (the "Consolidation"). These shares were retroactively restated on the consolidated statements of stockholders' equity.

On May 21, 2021, the Company closed on an acquisition of South Dakota Partners Inc. ("SDP").

On September 30, 2021, the Company closed on an acquisition of Simbex, LLC ("Simbex").

On November 28, 2021, the Company launched a new U.S. sales subsidiary called ALG Health Plus, LLC (“ALG Health Plus” or “LLC”), aimed at selling medical devices and supplies to small, independent hospitals and group purchasing organizations ("GPO"), organizations that offer small medical offices and clinics access to devices and supplies on a larger scale creating efficiencies by aggregating purchasing volumes.

Salona has created the LLC with an arm's length seasoned U.S. sales executive ("Agent") and his team with deep contacts and current sales relationships in the independent hospital and GPO sales channel on an exclusive basis. As part of the agreements to acquire the sales channel and existing customers, the Agent will receive 1,000,000 Salona Class "A" Shares (defined and details regarding these restricted, non-voting shares is below) so long as the LLC generates at least US$1,000,000 in profitable revenue for the quarter ending February 28, 2022. As of February 28, 2022, the LLC did not meet its US $1,000,000 profitable revenue target as it generated profitable revenue of $856,170 (US $676,173), hence no amount has been accrued.

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

On March 11, 2022, the Company closed on an acquisition of Mio-Guard, LLC ("Mio-Guard") a medical device sales and marketing business serving the Midwest United States. Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over 50 sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school to college to professional athletics.

Under the terms of the Purchase Agreement, Inspira Financial Company, a wholly owned subsidiary of Salona Global (the " Salona Global Buyer ") will acquire all of the units of Mio-Guard from Mr. Zisholz in consideration for (i) 1,300,000 Class B units of the Salona Global Buyer (" Class B Units ") on closing, (ii) up to 125,000 Class B Units per quarter for eight consecutive quarters immediately following closing (subject to adjustment pursuant to customary closing adjustments), and (iii) two Class B Units for each dollar of EBITDA Mio-Guard generates during the eight quarters, subject to customary closing adjustments and subject to a maximum of 4,000,000 Class B Units to be issued.

The Class B Units will be non-voting, non-participating units of the Salona Global Buyer that will be exchangeable into Class "A" non-voting Common Shares of Salona Global (" Salona Global Class 'A' Shares ") on a one for one basis. The Salona Global Class "A" Shares have the same attributes as the Common Shares of Salona Global (" Salona Global Common Shares "), except that the Salona Global Class "A" Shares are not listed on the TSX Venture Exchange, do not carry the right to vote, and are convertible, subject to certain terms and conditions, including a provision prohibiting a holder of Salona Global Class "A" Shares from converting Salona Global Class "A" Shares for Salona Global Common Shares if it would result in such holder holding more than 9.9% of the Salona Global Common Shares, into Salona Global Common Shares on a one-for-one basis. In addition, pursuant to the Contribution and Exchange Agreement, Mr. Zisholz is restricted from holding more than 500,000 Salona Global Common Shares at any time.

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

2.           Basis of presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Functional and presentation currency

These consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its subsidiaries Inspira Financial Company, Inspira SaaS Billing, Inc., Simbex, LLC, ALG Health Plus, LLC, SDP and the wholly owned holding company subsidiaries noted below is US dollars.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("ALG Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company, 1077863 B.C., Ltd, and Inspira SAAS Billing, Inc. in the United States. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Acquisition Parent I Corporation, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp, and Simbex Acquisition Parent I Corporation. The Company owns 100% of its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

b) Basis of measurement

The consolidated financial statements of the Company have been prepared on an historical cost basis except marketable securities and contingent consideration which are carried at fair value.

c) Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, allowance for doubtful accounts, provisions for inventory and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of February 28, 2022, the Company has one segment, healthcare operations, which includes production and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expense from this segment are disclosed in the consolidated balance sheets and statements of operations and comprehensive loss.

e) Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, security deposit, accounts payable and accrued liabilities, line of credit, debt, contingent consideration payable, lease liabilities and other liabilities.

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

The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization, low risk of counterparty default and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of February 28, 2022, and February 28, 2021, respectively, the Company did not identify any financial assets and liabilities other than contingent considerations resulting from the SDP and Simbex acquisitions, and marketable securities, that would be required to be presented on the consolidated balance sheet at fair value.

f) Revenue recognition

Revenue comprises of goods and services provided to the Company's contracted customers and sales-based royalty charged by the Company to licensees of the Intellectual Property (IP) developed by the Company.

In accordance with ASC 606 - Revenue from Contracts with Customers, the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The Company accounts for a customer contract when the rights of the parties, including the payment terms, are identified, the contract has commercial substance, collection of consideration is probable, and the contract has been signed and agreed to by both parties. Revenue is recognized when, or as, performance obligations are satisfied by transferring control or economic benefit of the service to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services. Revenue excludes sales tax and is recorded net of discounts and an allowance for estimated returns unless the terms of the sales are final.

The principles in ASC 606 are applied using the following five steps:

1. Identify the contract with a customer;

2. Identify the performance obligation(s) in the contract;

3. Determine the transaction price;

4. Allocate the transaction price to the performance obligation(s) in the contract; and

5. Recognize revenue when (or as) the performance obligation(s) are satisfied.

SDP recognizes revenue at a point-in-time upon transfer of control of goods to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company received or expects to receive in exchange for the goods. Simbex recognizes its revenue over time as it meets its milestones and performs its obligations as agreed upon in its contracts with its customers. Payment received prior to the delivery of service is classified as deferred revenue.

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

h) Cash and cash equivalents

Cash and cash equivalents comprise highly liquid interest-bearing securities that are readily convertible to cash and are subject to an insignificant risk of changes in value. The maturities of these securities as at the purchase date are 90 days or less. A variable amount of the cash is held in cash backed, liquid US money market funds with high institutional credit ratings. Most of these money market funds are composed of the United States dollar and securities issued by the United States Government.

    i) Inventories

Inventories comprises of raw-material, work-in-progress and finished goods, which consist principally of electrodes, electronic components, subassemblies, steel, hardware, and fasteners and are stated at the lower of cost (first-in, first-out) and net realizable value and include direct labor, materials, and other related costs. The Company periodically reviews inventory for evidence of slow-moving or obsolete items, and writes inventory down to net realizable value, as needed.

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

j) Goodwill

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

k) Property and equipment

Property and equipment are carried at cost less accumulated depreciation and impairment, if any. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Life
Machinery and equipment	3 - 10 years
Computer equipment and software	3 - 5 years
Furniture and fixtures	7 - 10 years
Leasehold improvements	Over the lease period

     l) Right-of-use asset

The Company's right-of-use assets consist of leased assets recognized in accordance with Accounting Standard Codification 842, Leases ("ASC 842") which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liability represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

m) Intangible assets

Intangible assets consist of trademarks, intellectual property, customer base and non-competes (Note 4). Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are measured at cost less accumulated amortization and accumulated impairment losses per the table below:

Intangible asset	Life

Tradename - Trademarks	5 years
Non-competes	5 years
Intellectual Property	5 years
Customer Base	15 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The next assessment of useful lives will take place as at the fiscal year ending February 28, 2023.

n) Business Combination and Contingent consideration

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

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units ("RUs"). If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations and comprehensive loss. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date.

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

Contingent consideration classified as an asset or liability is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in the consolidated statement of operations and comprehensive loss.

During the year ended February 28, 2022, ALG Health Plus had one supplier, accounting for 100% of its accounts payable and the products it sells to its end customers (February 28, 2021-nil), which is a material concentration of risks.

o) Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

p) Basic and Diluted Earnings Per Share

The Company has adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 260-10 which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company’s common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at February 28, 2022 and 2021.

q) Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company's subsidiaries is the US dollar. Translation gains (losses) are classified as an item of other comprehensive income in the stockholders' equity section of the balance sheet.

r) Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income TaxesTaxes, which requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed it methodology for estimating the valuation allowance. A change in valuation allowance affect earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

Under ASC 740, a tax position is recognized as a benefit only if it is 'more likely than not' that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the 'more likely than not' test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

s) Share purchase warrants

The Company accounts for the share purchase warrants issued to investor and brokers pursuant to equity financing as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company's own shares and whether the holders of the warrants could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent reporting period end date while the warrants are outstanding. For issued investor warrants and broker warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued investor warrants and broker warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

For the year ended February 28, 2022, the Company concluded based on the abovementioned that the issued investor warrants and broker warrants met the criteria for equity classification in accordance with ASC 815-40 and therefore were classified under equity. The fair value of those warrants is determined by using Black Scholes valuation model on the date of issuance. Relative fair value method is applied to allocate gross proceeds from equity financing into its shares and warrants portion respectively. Those costs directly contributable to equity financing are accounted for as a reduction under stockholders' equity.

t) Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

u) Recently issued pronouncements

In October 2021 FASB, issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on our Consolidated Financial Statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company's consolidated financial statements and related disclosures.

In May 2020, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815- 40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company's consolidated financial statements and related disclosures.

In August 2020, the FASB issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity's own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company's consolidated financial statements and related disclosures.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020, and can be applied through December 21, 2022, has not impacted the consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

4. Acquisitions

South Dakota Partners Inc. ("SDP") Purchase Price

The Company completed the purchase of all of the capital stock of South Dakota Partners Inc. (SDP), under the Purchase Agreement dated May 21, 2021. Under the Purchase Agreement, Salona acquired the manufacturer specializing in medical devices, full electronics box builds, printed circuit board assemblies, electrodes, drug delivery and many other products involving electronics, electro-mechanical assemblies, and various types of material conversion. The acquisition included all of the current customers, contract rights, inventory, equipment, workforce, and manufacturing infrastructure. At the time of the transaction, there were no material relationships between the seller and Salona or any of its affiliates, or any director or officer of Salona, or any associate of any such officer or director. As consideration, the Company will issue 19,162,000 non-voting class "A" shares of common stock valued at $12,340,570 subject to earn-out adjustments, including revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all of the assets and liabilities of SDP.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

Cash	$255
Security deposit	461,066
Accounts receivable	2,763,621
Inventories	4,958,833
Prepaid expenses	21,651
Property and equipment	1,409,421
Right-of-use assets	2,343,947
Intangible assets	2,199,444
Goodwill	9,090,357
Accounts payable	(821,244)
Accrued expenses	(201,733)
Customer deposits	(221,290)
Line of credit	(3,732,414)
Debt	(2,971,350)
Lease liability	(2,498,095)
Deferred tax liability	(557,559)
Other liabilities	(163,130)
Total adjusted purchase price	12,081,780

Goodwill	$9,090,357
Tradename - Trademarks	341,929
Intellectual Property	320,823
Customer Base	1,266,405
Non-Competes	270,287
Total identifiable intangible assets including goodwill	$11,289,801

The table below summarizes the value of the total consideration given in the transaction:

Stock (Parent Special Stock)	$12,340,570
Floor Guarantee/Contingent Liability	1,139,910
Earn-out /Contingent Consideration (Revenue)	(21,924)
Earn-out /Contingent Consideration (Net Assets)	(1,376,776)
Total Consideration	$12,081,780

The contingent consideration asset represents potential future earnout payments to the Company that are contingent on SDP's business achieving certain milestones. The fair value of the contingent consideration asset of $1,398,700 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. Applied to a Put option iterated with the Earnouts Shortfalls and Financial projections with a discount rate of 22.35%, risk-free rate of 0.04%, stock price of $0.47 (USD 0.39), and stock price volatility of 94%. As of February 28, 2022, the fair value of the contingent consideration asset was $nil and recognized a reduction of $142,410 in the contingent consideration liability and a reduction of $1,398,700 in the contingent consideration asset.

The actual number of shares to be issued as consideration will vary depending upon the future revenues and net assets of the acquiree, for the period and as at the end of the twelve months following the month of the acquisition date. Accordingly, on the date of acquisition, a liability of $12,081,780 was recorded for shares of common stock to be issued and related to the acquisition As at February 28, 2022, the fair value of the liability for shares of common stock to be issued and related to the acquisition is $11,919,900.

To properly account for the increase in the fair value of contingent consideration, the Company has decreased its obligation for shares on the balance sheet from $12,081,780 to $11,919,900 and has included the $161,880 reduction in fair value as income on its consolidated statements of operations and comprehensive loss as required under ASC 805.

Post-acquisition, SDP contributed substantially to the Company's balance sheet and made up greater than 50% of the Company's assets.

Since acquisition, SDP has generated $12,515,063 of revenue and has generated net earnings of $392,673. These amounts are included in the consolidated statements of operations and comprehensive loss.  If the combination had taken place at the beginning of the year, revenue would have been $14,963,985 and profit before tax would have been $152,483. The pro forma unaudited results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of SDP. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Assets Acquired from ALG-Health, LLC:

On November 28, 2021, the Company consummated the acquisition of the customer lists, sales orders and supply agreements,and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for non voting securities of ALG Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, our subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG. ALG has yet to earn the right to exchange any of it’s non-voting shares in ALG Health Plus for nonvoting Class A shares of the Company. As a result, no purchase price has been allocated to these assets.

Simbex, LLC ("Simbex") Purchase Price:

The Company completed the purchase of all the capital stock of Simbex, LLC (Simbex), under the Purchase Agreement dated September 30, 2021. Under the Purchase Agreement, Salona acquired the company which provides mechanical and electrical design and engineering services as well as consultancy services in the field of biomechanical systems and medical devices. The acquisition includes all its current customers, contract rights, work-in-process, equipment, workforce, as well as its consulting, design, and engineering infrastructure. At the time of the transaction, there were no material relationships between the seller and Salona or any of its affiliates, or any director or officer of Salona, or any associate of any such officer or director. As consideration, the Company provided $5,691,759 cash as well as issuing 6,383,954 shares of non-voting class "A" common stock valued at $6,769,769 subject to earn-out adjustments, including revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all the assets and liabilities of Simbex.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

Cash	$632,697
Accounts Receivable	1,402,315
Work-in-process	301,180
Prepaid expenses	34,992
Property and equipment	122,916
Other receivables	6,395
Intangible Assets	5,175,486
Goodwill	6,263,204
Accounts payable and accrued liabilities	(33,560)
Accrued expenses	(1,095)
Unearned revenue	(131,016)
Deferred tax liability	(1,311,986)
Total adjusted purchase price	$12,461,528

Since acquisition, Simbex has generated $4,653,516 of revenue and has generated net earnings of $685,601. These amounts are included in the consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, revenue would have been $10,647,710 and profit before tax would have been $1,220,891. The pro forma unaudited results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of Simbex. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets". Management estimates that the amount of goodwill that will be deductible for income tax purposes in the current year is $137,534. This amount is expected to increase in future years.

Goodwill	$6,263,204
Tradename - Trademarks	933,865
Customer Base	3,648,148
Non-Competes	593,473
Total identifiable intangible assets including goodwill	$11,438,690

The table below summarizes the value of the total consideration given in the transaction:

Cash	$4,428,900
Working Capital Adjustment	1,262,859
Value of Escrowed Stock	126,540
Value of Earnout / Contingent Consideration	6,643,229
Total Consideration	$12,461,528

The Working Capital Adjustment comprises:

● the closing cash payment;

● the closing escrowed stock valued at US$100,000, valued at the 30-day Volume Weighted Average Price ("VWAP") determined as of the closing date;

● pro-rata bonuses to be paid to employees for 2021; and

● ordinary course bonuses for 2022.

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Simbex's business achieving certain milestones. The fair value of the contingent consideration liability of $6,769,769 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As at February 28, 2022 the fair value of the contingent consideration liability is $1,077,948 using risk free rate of 2.25% and volatility of 77%, and recognized a reduction of $5,691,821 in the contingent consideration liability.

To properly account for the decrease in the fair value of contingent consideration, the Company has decreased its obligation for shares on the balance sheet from $6,769,769 to $1,077,948 and has included the $5,691,821 decrease in fair value as income on its consolidated statements of operations and comprehensive loss as required under ASC 805. The Company updated it's assessment of the fair value of goodwill from the Simbex LLC acquisition, in conjunction with the company's third party valuation experts based on updated year to date results of the acquired entity, intangible assets, and other factors resulting in an impairment to goodwill of $5,520,522. The fair value of goodwill was calculated by estimating the present value of future cash flows adjusted for redundant assets, working capital, and cost of disposal. The impairment of goodwill and adjustments to contingent consideration represent management's best estimates. Contingent consideration remains an estimate until the consideration is paid in line with the previously published purchase agreements relating to the Company's acquisitions. Goodwill represents an estimate of future value of the business based on acquisition data and always represents management's best estimate due to the variable nature of future performance.
5. Accounts receivable

	February 28, 2022	February 28, 2021

Trade accounts receivable	$6,416,055	$-
Allowance for doubtful accounts	(54,150)	-
Other receivables	233,763	-
Total accounts receivable	$6,595,668	$-

Other receivables consist of reimbursable costs from multiple customers of SDP and taxes receivable.

During the year ended February 28, 2022, SDP had 1,138 customers with two of those customers accounting for 78% (February 28, 2021 - nil) of revenues and  as at February 28, 2022 those two customers accounted for 84% (February 28, 2021 - nil) of accounts receivable, which is a material concentration of risks.

During the year ended February 28, 2022, Simbex had 28 customers with three of those customers accounting for 52% (February 28, 2021 - nil) of revenues. Additionally, during the year ended February 28, 2022, Simbex had four customers which, as at February 28, 2022, accounted for 74% (February 28, 2021-nil) of accounts receivable.
6. Disaggregation of revenues

	February 28, 2022	February 28, 2021
Sales	$18,020,924	$-
Loan interest	-	42,838
Fees and other	96,414	49,910
Interest, fees, and other recovered	157,511	43,365
Total operating revenues	18,274,849	$136,113

Investment income	$20,432	$14,618
Gain on sale of marketable securities	10,107	-
Change in fair value of marketable securities	6,881	(812)
Impairment of other investments	-	(183,466)
Total revenue	$18,312,269	$(33,547)

The Company recognizes the interest and other amounts collected, on the impaired loans, as revenue only on collection as the future economic benefits are uncertain. Revenues for credit receivables (loans) have been disaggregated between loans that are provisioned and those that have not been provisioned. Loans that are not provisioned are accounted for under the accrual method of accounting. The principal loan repayments of fully provisioned loans are recorded as an offset to provision for losses. The interest, fees, and other recovered revenue is recorded on a cash basis as reflected above. The other investments were to a related company and were considered fully impaired.

7. Inventories

The Company allocates inventory into three major buckets: Raw material, work in progress, and finished goods.

February 28, 2022
Raw materials	$4,640,896
Work in progress	259,235
Finished goods	69,308
Total	$4,969,439

8. Property and equipment

Cost	Acquired on May 21, 2021 and September 30, 2021	Additions	Disposal	Translation	February 28, 2022
Machinery and equipment	$1,319,687	$55,259	$-	$69,670	$1,444,616
Computer equipment and software	70,029	-	-	3,699	73,728
Furniture and fixtures	9,721	-	-	514	10,235
Leasehold improvements	132,900	-	-	1,616	134,516
Total	$1,532,337	$55,259	$-	$75,499	$1,663,095

Accumulated amortization	May 21, 2021 and September 30, 2021	Additions	Disposal	Translation	February 28, 2022
Machinery and equipment	$-	$176,226	$-	$2,018	$178,244
Computer equipment and software	-	15,096	-	173	15,269
Furniture and fixtures	-	1,277	-	15	1,292
Leasehold improvements	-	8,023	-	92	8,115
Total	$-	$200,622	$-	$2,298	$202,920

Net Book Value	$1,532,337				$1,460,175

Life of assets are a continuation of the life from SDP and Simbex (the acquired entities).

9. Intangible assets

	Acquired on
	May 21 and
	September 30,			February 28,
Cost	2021	Additions	Disposal	2022
Tradename - Trademarks	$1,275,794	$-	$-	$1,275,794
Intellectual Property	320,823	-	-	320,823
Customer Base	4,914,553	-	-	4,914,553
Non-Competes	863,760	-	-	863,760
Total	$7,374,930	$-	$-	$7,374,930

Accumulated amortization	May 21, and September 30, 2021	Additions	Disposal	February 28, 2022
Tradename - Trademarks	$-	$133,260	$-	$133,260
Intellectual Property	-	51,968	-	51,968
Customer Base	-	169,783	-	169,783
Non-Competes	-	93,337	-	93,337
Total	$-	448,348	$-	$448,348

Net Book Value	$7,374,930			6,926,582

10. Accounts payable, accrued liabilities and other liabilities

	February 28, 2022	February 28, 2021

Accounts payable	$2,862,694	$479,767
Accrued liabilities	816,702	568,017
Other liabilities	562,262	15,000
Total	$4,241,658	$1,062,784

Other liabilities include unearned customer deposits and unearned revenues totalling $426,609.

11. Line of credit and debt

There is a line of credit facility with a financial institution whereby the Company, secured only by the assets of SDP and not the Parent or any other subsidiary, may borrow up to US$3,500,000 with a maturity on August 1, 2021. Borrowings bear interest at 4.5% and any accrued unpaid interest is due on a monthly basis. The balance was secured by substantially all assets of SDP. As of February 28, 2022, the balance outstanding under the agreement was $nil. The line of credit was refinanced along with several other loans on June 9, 2021.

The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2023. Borrowings' bear interest at 4% or prime +0.75%, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by inventory and accounts receivable of SDP and not the Parent or any other subsidiary. As of February 28, 2022, the balance outstanding under the agreement was $5,497,249 (US $4,329,224). During the year ended February 28, 2022, SDP received $1,549,929 (US $1,234,610) of proceeds from the line of credit.

In accordance with the refinanced agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to February 28, 2022, the Company was in compliance with the financial covenant.

Debt

	South Dakota Development Corporation	State of South Dakota Governor’s Office of Economic Development	Other Notes payable	Covid- Related Loans	Crestmark term loan	Total Debt

Acquired on May 21, 2021	$509,543	$28,480	$1,549,289	$884,038	$-	$2,971,350
Additions	-	-		-	939,696	939,696
Forgiveness of loan	-	-		(918,361)	-	(918,316)
Principal repayments	(529,326)	(29,586)	(1,609,441)	-	(94,953)	(2,263,306)
Translation	19,783	1,106	60,152	34,323	11,376	126,740

Balance February 28, 2022	-	-	-	-	856,119	856,119
Less: current portion				-	(174,361)	(174,361)
Long-term portion	$-	$-	$-	$-	$681,758	$681,758

South Dakota Development Corporation (“SDDC”)

The Company, through SDP and secured against only SDP assets and not the Parent or any other subsidiary, may borrow up to USD $800,000 under the promissory note agreement entered in connection with the purchase of the assets of DJO Global Empi Division by SDP and borrowings are guaranteed by the stockholders of the Company. The debt accrues interest at 2% with monthly payments of principal and interest beginning in March 2017 and matured in May 2021. As at February 28, 2022, the balance was fully settled through the re-financing arrangements explained below.

State of South Dakota Governor’s Office of Economic Development (“GOED”)

On March 6, 2018, the Company borrowed USD $200,000 with the State of South Dakota Governor's Office of Economic Development for the purpose of financing the growth of the Company. The debt accrues interest at 3 % with monthly payments of principal and interest beginning in June 2018 and matured in May 2021. The borrowings were guaranteed by the stockholders of the Company. As at February 28, 2022, the balance was fully settled through the re-financing arrangements explained below.

Other Notes Payable

On February 1, 2019, the Company, through SDP, borrowed $1,500,120 from a financial institution in connection with the acquisition in Note 4. The debt accrued interest at 5.25% with monthly principal and interest payments required through maturity in January 2024. The borrowings were secured by substantially all the assets of SDP. As of February 28, 2022, the balance of the note was $nil. There was no prepayment penalty associated with early settlement.

The Company was also party to two additional notes payable with maturity dates of October 2023 and November 2024, with interest rates of 9.00% and 5.25%, respectively. As of February 28, 2022, the balance on these notes totaled $nil. There was no prepayment penalty associated with early settlement.

Covid Related Loans

On February 2, 2021, SDP borrowed $944,542 (US$736,887) from a financial institution in connection with the United States Payroll Protection Program (“PPP”). The PPP is a fully forgivable loan issued by accredited financial institutions on behalf of the US Government. The loan bears interest at 1.00% with payments of principal and interest of US$13,740 beginning on December 2, 2021. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. SDP initially recorded the proceeds of the PPP Loan as debt and derecognizes the liability when the loan is paid off or it believes forgiveness is reasonably certain. Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness is reduced if full-time headcount declines, or if salaries and wages decrease. The Company had recognized the government grant over the period to match the grant with the related costs, predominantly offset against labor expenses. The loan was forgiven in its entirety on June 14, 2021.

On May 8, 2020, SDP borrowed $202,650 (US$150,000) from the United States Small Business Administration (“SBA”) in connection with the Economic Injury Disaster Loan (“EIDL”) program. EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The debt bears interest at 2.75% per year and is not forgivable. Payments of principal and interest of $809 (US$641) per month beginning 12 months from inception of the loan over a 30-year period. As at February 28, 2022, the balance was fully repaid.

Refinancing of Select Liabilities

On June 9, 2021, SDP refinanced the existing line of credit facility, GOED and SDDC loans, with two new loans.

Term Note

On June 9, 2021, the Company borrowed $936,696 (US$750,000) with a financial institution, Crestmark. The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP’s machinery and equipment, which at February 28, 2022 was $1,239,091. The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% with monthly payments of principal and interest in the amount of $18,294 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. The borrowings are guaranteed by the stockholders of the Company. As of February 28, 2022, the balance of the note was $856,119 (US$677,500).

12. Restricted cash

On December 21, 2020, the Company completed a concurrent financing (Note 14). In connection with this financing, the funds were to remain in escrow with the escrow agent until the completion of the Change of Business among other conditions. Once the conditions were met, the funds were then provided to the Company for working capital and to fund future acquisitions. If the Company was unsuccessful in fulfilling these conditions, the funds were to be returned to the respective investors. Accordingly, these advances were presented as restricted cash during the year ended February 28, 2021.

13. Leases

Set out below are the carrying amount of right of use assets and the movements during the year:

Right-of-use assets
Acquired	$3,955,533
Amortization	(192,796)
Impact of modification	51,177
Translation	127,926
Balance, February 28, 2022	$3,941,840

	Lease liability	Current	Long-term
Acquired	$4,109,681	$267,131	$3,842,550
Interest lease expense	202,844
Lease payments	(269,954)
Translation	137,117
Balance, February 28, 2022	$4,179,688	$245,257	$3,934,431

Future minimum lease payments payable are as follows:

Twelve months ending February 28, 2023	$469,876
Twelve months ending February 29, 2024	484,925
Twelve months ending February 28, 2025	500,539
Twelve months ending February 28, 2026	510,549
Twelve months ending February 28, 2027	522,185
2028 and thereafter	3,660,696
Total future minimum lease payments	6,148,770
Less: Interest on lease liabilities	(1,969,082)
Total present value of minimum lease payments	4,179,688
Less: current portion	245,257
Non-current portion	$3,934,431

At February 28, 2022, the weighted average remaining lease terms were 13.3 years and the weighted average discount rate was 5.46%.

SDP facility lease

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,634,667 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rental of $230,533 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $484,975 (US$381,930), to be renewed annually for the duration of the lease agreement.  The letter of credit is secured by a guaranteed investment certificate, which is recorded as security deposit on the consolidated balance sheet.

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

Inspira Financial Company office space lease

On April 1, 2022, Inspira Financial Company entered into a lease agreement for an office space located in Encino, CA with a lease term of 6 months for a base annual rental of $24,748 (US19,752), with extension options of 6 months each. The base rental amount increases annually on a case-by-case basis.  The Company has elected the practical expedient permitted under ASC 842 not to account, as insignificant.

Mio-Guard, LLC facility lease

Upon acquisition of Mio-Guard, LLC which occurred on March 11, 2022, the Company now has 18,414 square feet of office space in Holt, Michigan, which is being leased by its subsidiary, Mio-Guard. The lease agreement has an initial lease term of 5 years for a base annual rental of $107,321 (US$85,656).

14. Stockholders' Equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

As of February 28, 2022, and February 28, 2021, the Company had 52,539,162 and 33,813,308 common shares outstanding, respectively, with a value of $38,046,097and $31,065,513, respectively.

As of February 28, 2022, and February 28, 2021, the Company had 1,355,425 and nil Class A shares outstanding, respectively, with a value of $480,479 and $0, respectively.

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

On October 22, 2020, 28,154 common shares were issued on the exercise of 28,154 stock options for proceeds of $5,348 at an exercise price of $0.19 per share. The options had a fair value of $4,323.

On May 20, 2021, 1,492,425 shares of common stock were issued on the exercise of 1,492,425 stock options. 608,025 of the stock options were exercised at price of $0.19 per share and 884,400 of the stock options were exercised at $0.27 per share for total proceeds of $355,500.

On May 20, 2021, pursuant to a share exchange agreement, an aggregate of 1,355,425 shares of common stock with a value of $480,479 were exchanged for 1,355,425 Class A shares.

On May 21, 2021, 9,990,237 shares of common stock and 2,121,232 share purchase warrants to purchase 2,121,232 shares were issued in connection with the financing closed on December 21, 2020, for a total of $5,550,258 in proceeds. 7,869,005 of the shares of common stock were issued at an approximate price of $0.48 per common share and 2,121,232 of the shares of common stock were issued at an approximate price of $0.85 per share. Each warrant has an exercise price of $1.25 per share, which can be exercised until December 18, 2022. The total fair value of the warrants was estimated on the date of the grant to be $13,685 at a price of $0.01 per unit. The fair value was determined using the Black- Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk-free interest rate of 0.33%; stock price of $0.16; and expected life of 2 years.

Additionally, as part of the financing, the Company incurred share issuance costs totaling $256,993, which included paying cash of $249,768 and issuing 1,119,906 broker warrants as finders' commissions. Each broker warrant entitles the holder to acquire one common share until December 18, 2022. 876,231 of the broker warrants have an approximate exercise price of $0.47 and 243,675 of the broker warrants have an approximate exercise price of $0.85 per share. The total fair value of the 876,231 broker warrants was estimated on the date of the grant to be $23,118 at a price of $0.03 per unit. The total fair value of the 243,675 broker warrants was estimated on the date of the grant to be $2,918 with a price of $0.01 per unit. These fair values were determined using the Black- Scholes option pricing model with the following assumptions: expected volatility of 80%; expected dividend yield of 0%; risk-free interest rate of 0.33%; stock price of $0.16; and expected life of 2 years.

On August 20, 2021, 112,617 shares of common stock were issued on the exercise of 112,617 stock options at an exercise price of $0.19 per share. Proceeds received from this exercise totaled $21,392.

On November 11, 2021, 199,804 share purchase warrants to purchase 199,804 shares was issued. Each warrant has an exercise price of $0.86 per share, which can be exercised until November 11, 2023. The fair value of the warrants was estimated on the date of the grant at $0.70 per unit using the Black- Scholes option pricing model with the following assumptions: expected volatility of 183%; expected dividend yield of 0%; risk-free interest rate of 1%; stock price of $0.87; and expected life of 2 years.

On February 15, 2022, 7,749,000 shares of common stock and 7,749,000 share purchase warrants to purchase 7,749,000 shares were issued in connection with financing for a total of $4,261,950 in proceeds. The 7,749,000 shares of common stock were issued at a price of $0.55 per common share. Each warrant has an exercise price of $0.70 which can be exercised for 36 months. The total fair value of the warrants was estimated on the date of the grant to be $3,591,369 at a price of $0.46 per unit using the Black- Scholes option pricing model with the following assumptions: expected volatility of 192%; expected dividend yield of 0%; risk-free interest rate of 1.7%; stock price of $0.52; and expected life of 3 years.

Additionally, as part of the financing, the Company incurred share issuance costs totaling $665,113, which included paying cash of $410,284 and issuing 542,431 broker warrants as finders' commissions. Each broker warrant entitles the holder to acquire one common at an exercise price of $0.55 for a 36-month period. The total fair value of the broker warrants was estimated on the date of the grant to be $254,829 at a price of $0.47 per unit using the Black- Scholes option pricing model with the following assumptions: expected volatility of 192%; expected dividend yield of 0%; risk-free interest rate of 1.7%; stock price of $0.52; and expected life of 3 years.

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

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period. The outstanding stock options at February 28, 2022 are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted Avg Remaining Life (years)
March 28, 2014	$2.13	5,103	5,103	2.08
September 23, 2019	0.19	56,309	-	2.57
May 29, 2020	0.27	73,700	73,700	3.25
August 18, 2020	0.19	73,700	73,700	8.47
June 8, 2021	0.99	434,830	-	4.26
June 8, 2021	0.86	1,647,990	-	4.26
June 8, 2021	0.86	250,000	250,000	4.26
July 7, 2021	1.39	400,000	-	4.77
December 6, 2021	0.65	1,185,400	-	4.77
January 19, 2022	0.65	150,000	-	4.89
Total	$0.78	4,277,032	402,503	4.30

A summary of the Company's stock options are as follows:

	Number of Options	Weighted Avg. Exercise Price
Balance as at February 29, 2020	1,181,709	0.31
Options exercised	(28,154)	0.19
Options issued	1,639,825	0.23
Balance as at February 28, 2021	2,793,380	$0.27
Options exercised	(1,605,042)	0.23
Options expired	(1,345,746)	-
Options issued	4,434,440	0.75
Balance as at February 28, 2022	4,277,032	$0.78

The Company recognized $1,196,361 of stock-based compensation for the year ended February 28, 2022 ($237,714 for the year ended February 28, 2021).

On May 29, 2020, the Company issued 884,400 options to two directors, which were fully vested, and exercised during the year ended February 28, 2022, and 73,700 options to an employee of the Company. The options are exercisable for a period of five years at an exercise price of $0.27 per option. The fair value of the options was estimated on the date of the grant at $0.12 per option using the Black- Scholes option pricing model with the following assumptions: expected volatility of 115%; expected dividend yield of 0%; risk-free interest rate of 0.40%; stock price of $0.16; and expected life of 3 years.

On August 18, 2020, the Company issued 608,025 options to two directors, which were fully vested, and exercised during the year ended February 28, 2022, and 73,700 options to an employee of the Company. The options are exercisable for a period of ten years at an exercise price of $0.19 per option. The fair value of the options was estimated on the date of the grant at $0.12 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 115%; expected dividend yield of 0%; risk- free interest rate of 0.40%; stock price of $0.16; and expected life of 3 years.

On June 8, 2021, the Company issued 663,300 options to an officer of the Company. The options are exercisable for a period of five years at an exercise price of $0.99 per option. The fair value of the options was estimated on the date of the grant at $0.58 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 100%; expected dividend yield of 0%; risk-free interest rate of 0.88%; stock price of $0.80; and expected life of 5 years.

On June 8, 2021, the Company issued 1,672,990 options to four directors, and 250,000 options to two employees of the Company in total. The options are exercisable for a period of five years at an exercise price of $0.86 per option. The fair value of the options was estimated on the date of the grant at $0.59 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 100%; expected dividend yield of 0%; risk-free interest rate of 0.88%; stock price of $0.80; and expected life of 5 years.

On July 7, 2021, the Company issued 250,000 options to one director and 150,000 options to an employee of the Company, which were fully vested. The options are exercisable for a period of five years at an exercise price of $1.39 per option. The fair value of the options was estimated on the date of the grant at $0.64 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 190%; expected dividend yield of 0%; risk-free interest rate of 1.94%; stock price of $0.94; and expected life of 5 years.

On December 6, 2021, the Company issued 100,000 options to one officer, 250,000 options to one director, 150,000 options to an employee of the Company, and 798,150 options to forty-one employees of Simbex in total. The options are exercisable for a period of five years at an exercise price of $0.65 per option. The fair value of the options was estimated on the date of the grant at $0.63 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 193%; expected dividend yield of 0%; risk-free interest rate of 1.38%; stock price of $0.65; and expected life of 5 years.

On January 19, 2022, the Company issued 150,000 options to an officer of the Company. The options are exercisable for a period of five years at an exercise price of $0.65 per option. The fair value of the options was estimated on the date of the grant at $0.63 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 192%; expected dividend yield of 0%; risk-free interest rate of 1.68%; stock price of $0.65; and expected life of 5 years.

c. Warrants

The following warrants have been issued this year:

Grant date	Exercise price	Number of warrants	Number of vested warrants	Weighted Avg Remaining Life (years)
May 21, 2021	$1.25	2,121,232	2,121,232	0.80
May 21, 2021	0.47	876,231	876,231	0.80
May 21, 2021	0.85	243,675	243,675	0.80
November 11, 2021	0.86	199,804	199,804	1.70
February 15, 2022	0.55	542,431	542,431	2.96
February 15, 2022	0.70	7,749,000	7,749,000	2.96
Total	$0.79	11,732,373	11,732,373	2.35

A summary of the Company's warrants are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Balance as at February 28, 2021 and February 29, 2020	-	$-
Warrants issued as part of finance deal	10,070,036	0.70
Broker warrants issued as part of finance deal	1,662,337	0.09
Balance as at February 28, 2022	11,732,373	$0.79

During the year ended February 28, 2022, 11,731,373 warrants were issued (February 28, 2021 - $nil). 10,070,036 of these warrants were purchased as part of a unit during financing. 1,662,337 of these warrants were granted to brokers as share issuance costs.

15.  Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed elsewhere in the Company's consolidated financial statements, related party transactions are as follows.

	February 28, 2022	February 28, 2021
Salaries and short-term benefits	483,665	251,145
Stock based compensation	921,577	237,714
Total	1,405,242	488,859

Salary and short-term benefits include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors and executive officers of the Company.  Stock based compensation are to the directors and executive officers of the Company (Note 14).  Included in accounts payable and accrued liabilities is $nil (February 28, 2021 - $114,498) due to a director of the Company.

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

The Company manages its capital structure and may make adjustments to it in light of changes in economic conditions and the risk characteristics of its underlying assets. To maintain or adjust its capital structure, the Company may, from time to time, change the amount of dividends paid to shareholders, return capital to shareholders by way of normal course issuer bid, issue new shares, or reduce liquid assets to repay other debt.

17. Net loss per share

	February 28, 2022	February 28, 2021
Net loss	(4,372,019)	(2,667,423)
Weighted average number of common shares	43,627,051	33,795,132

Net loss per share from operations
Basic	(0.10)	(0.08)
Diluted	(0.10)	(0.08)

18. Operating expenses

General and administrative expenses include stock-based compensation of $1,196,361 ($237,714 for the year ended February 28, 2021) as well as rent and facility costs, professional fees, public company expenses, insurance and other general expenses.

19. Transaction costs including legal, financial, audit, US and Canadian regulatory costs

The Company incurred substantial costs associated with the Change of Business transaction, due diligence of acquisition targets, financing costs, US regulatory costs and the associated accounting and regulatory costs. While these costs are crucial to future operations, they do not represent regular operational costs of the business. The Company presents these costs separately to better allow investors to evaluate the operational status of the Company independently of financing, regulatory and other transaction focused expenses, which were as follows:

	February 28, 2022	February 28, 2021
Consulting and professional fees	2,715,001	1,436,217
General expenses	1,127,733	207,375
Transaction Costs Including: Audit, Legal, and US Regulatory	3,842,734	1,643,592

20. Marketable securities

Marketable securities are classified as held for trading. The fair value of marketable securities is based on quoted prices in active markets and are measured at level 1 in the fair value hierarchy. The investments comprise of the following equities and balances as at February 28, 2022 and February 28, 2021:

Details	Quantity	Average cost	Market price/ unit	Total Fair Value

				February 28, 2022	February 28, 2021
		$	$	$	$
Callable shares	-	-	-	-	310,529
Short term bond ETF	-	-	-	-	166,267
Publicly traded common shares	-	-	-	-	11,888
Total investments				-	488,684

During the year ended February 28, 2022, the Company sold all of its marketable securities. As part of the sale, the Company received proceeds of $496,526 and recognized $10,107 of realized gains.

21. Cash and cash equivalents

Cash represents bank deposits at reputable banking institutions. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at time of purchase. Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills.  As of February 28, 2022, there are no cash equivalents presented on the balance sheet (February 28, 2021 - $nil).

22. Income taxes

 As of February 28, 2022, the Company has US non-capital loss carry-forwards of approximately $9,053,765 ($5,872,904 as of February 28, 2021), which can be used to reduce taxable income of future years. The benefit from the non-capital loss carry-forward balance has not been recorded in the financial statements. These losses expire from 2035 to 2042.

As of February 28, 2022, the Company has Canadian non-capital loss carry-forwards of approximately $8,096,327 ($8,391,814 as of February 28, 2021), which can be used to reduce taxable income of future years. The benefit from the non-capital loss carry-forward balance has not been recorded in the financial statements. These losses expire from 2032 to 2042.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of February 28, 2022 and 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

	February 28, 2022	February 28, 2021

Non-capital loss carry forwards	4,481,137	2,904,627
Other temporary differences	507,758	1,732,555
Valuation allowance	(4,988,895)	(4,637,182)
	-	-

The Company's provision for (recovery of) income taxes differs from the amount that is computed by applying the combined Federal and state statutory income tax rate of 25.35% (2021 - 26.5%) in the United States to the Company's net loss before income taxes as follows:

	February 28, 2022			February 28, 2021
Net loss before income taxes	(4,473,636)			(2,667,423)
Expected income tax recovery	(1,134,067)	25.35%		(706,866)	26.50%

Tax rate changes and other adjustments	1,287,727	(28.78%	)	354,687	(13.30%	)
Shares based compensation and non-deductible expenses	1,508,951	(33.73%	)	62,994	(2.36%	)
Change in tax benefits not recognized	(1,764,228)	39.44%		289,185	(10.84%	)
Income tax (recovery) expense	(101,617)	2.27%		-	(-%	)
Current tax expense	12,022			-
Deferred tax recovery	(113,639)			-
	-			-

As of February 28, 2022, the Company has a deferred tax liability of $1,755,889 (February 28, 2021-$nil).

As of February 28, 2022, the Company has a current tax expense of $12,022 (February 28, 2021 - $nil).

23. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at February 28, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

Outside of the line of credit and debt disclosed in Note 11, the Company does not have any other financial commitments or contingencies.

24. Subsequent events

The Company's management has evaluated subsequent events up to May 31, 2022, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

On May 6, 2022, the Company issued 454,817 common stock pursuant to the exercise of broker warrants.

On March 11, 2022, the Company closed on an acquisition of Mio-Guard, LLC ("Mio-Guard") a medical device sales and marketing business serving the Midwest United States.

Under the terms of the Purchase Agreement, Inspira Financial Company, a wholly owned subsidiary of Salona Global (the " Salona Global Buyer ") will acquire all of the units of Mio-Guard from Mr. Zisholz in consideration for (i) 1,300,000 Class B units of the Salona Global Buyer (" Class B Units ") on closing, (ii) up to 125,000 Class B Units per quarter for eight consecutive quarters immediately following closing (subject to adjustment pursuant to customary closing adjustments), and (iii) two Class B Units for each dollar of EBITDA Mio-Guard generates during the eight quarters, subject to customary closing adjustments and subject to a maximum of 4,000,000 Class B Units to be issued.

The Class B Units will be non-voting, non-participating units of the Salona Global Buyer that will be exchangeable into Class "A" non-voting Common Shares of Salona Global ("Salona Global Class "A" Shares ") on a one for one basis. The Salona Global Class "A" Shares have the same attributes as the Common Shares of Salona Global (" Salona Global Common Shares "), except that the Salona Global Class "A" Shares are not listed on the TSX Venture Exchange, do not carry the right to vote, and are convertible, subject to certain terms and conditions, including a provision prohibiting a holder of Salona Global Class "A" Shares from converting Salona Global Class "A" Shares for Salona Global Common Shares if it would result in such holder holding more than 9.9% of the Salona Global Common Shares, into Salona Global Common Shares on a one-for-one basis. In addition, pursuant to the Contribution and Exchange Agreement, Mr. Zisholz is restricted from holding more than 500,000 Salona Global Common Shares at any time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Status as an Emerging Growth Company

We are eligible to be treated as an "emerging growth company" as defined in the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

We will remain an "emerging growth company" until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) the last day of the fiscal year in which we celebrate the fifth anniversary of our first sale of registered common equity securities pursuant to the Securities Act.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2022, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)under the Exchange Act). Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the Company's assessment, management has concluded that its internal control over financial reporting was effective as of February 28, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. The Company's independent registered public accounting firm, SRCO Professional Corporation, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PRVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the individuals that are our directors and executive officers as of May __, 2022 and their respective positions.

Name	Age	Position
Leslie Cross	71	Chairman of the Board, Interim Chief Executive Officer and Corporate Secretary
Melissa Polesky-Meyrowitz, CPA	33	Chief Financial Officer
Luke Faulstick	59	Chief Operating Officer
Ken Kashkin, M.D.	71	Director
Kyle Wilks	45	Director

Leslie Cross - Chairman of the Board, Interim Chief Executive Officer and Corporate Secretary

Mr. Cross is currently the interim Chief Executive Officer and Corporate Secretary of the Company and Chairman of the Board, positions in which he has served since 2020.  From 1990 to 2010, Mr. Cross held the positions of President and Chief Executive Officer of DJO Global, Inc. (NYSE:DJO), a manufacturer and worldwide distributor of electrotherapy products for pain therapy and rehabilitation, clinical devices for the treatment of patients in physical therapy clinics, knee, hip and shoulder implant products, and orthopedic rehabilitation products, including rigid knee bracing, orthopedic soft goods, cold therapy systems, vascular systems and bone growth stimulation devices. Mr. Cross is the former chairman of the board of directors and former Chief Executive Officer of Alphatec Spine Inc. (NASDAQ: ATEC), a medical device company that provides physician-inspired solutions for patients with spinal disorders, positions he held from 2011 to 2017.  Mr. Cross has also served since 2012 on the board of directors of Prosomnus Sleep Technologies, providing sleep apnea solutions to dental practices in the United States and Canada.  Mr. Cross contributes executive leadership experience from his extensive service at both DJO Global, Inc. and Alphatec Spine Inc., where he oversaw a wide range of corporate functions including corporate communications, community affairs, government relations, human resources, enterprise services, strategic and operational planning, and retirement plans.  The Board also benefits from Mr. Cross's expertise developed over the course of his career in the medical device sector as well as insights from his public company experience in governance, leadership, and strategy.  Mr. Cross makes valuable contributions to the Board based on his extensive director-level and executive-management experience, domestic and international business development experience in a wide range of medical device categories and contributions to growing several organizations across the manufacturing and medical device arenas.

Melissa Polesky-Meyrowitz, CPA - Chief Financial Officer

Melissa Polesky-Meyrowitz, CPA, was appointed the Chief Financial Officer for the Company on January 12, 2022.  Ms. Polesky-Meyrowitz is a CPA with a BBA in accounting from Hofstra University. She has over ten years' experience in accounting and taxation.  She was previously an International Tax Services Supervisor at RSM, LLP in Los Angeles, California and an US Tax Compliance and Advisory Manager at Richter LLP located in Toronto and has previously worked with the Company in the role of senior controller.

Luke Faulstick - Chief Operating Officer of the Company

Mr. Faulstick has been the Chief Operating Officer of the Company since September 2020.  Mr. has been the President, Chief Executive Officer and a director of SDP since 2012.  Mr. Faulstick studied at both Michigan State University and Rochester Institute of Technology and currently serves as the Chief Executive Officer of SDP.  In his executive career, Mr. Faulstick has held leadership positions at DJO Global Inc. (EVP/COO); Tyco Healthcare (General Manager); Graphic Controls (General Manager); Mitsubishi Consumer Electronics (Plant Manager); and Eastman Kodak.  He previously served on the boards of Alphatec Spine (NASDAQ: ATEC) and Orthofix (NASDAQ: OFIX).

Ken Kashkin, M.D. - Director

Kenneth Kashkin. M.D. has been a director of the Company since September 2020.  Dr. Kashkin trained and served on the faculties of the University of California, Los Angeles (UCLA) and Yale University School of Medicine followed by a career as a healthcare business senior executive and biotechnology investor. In 2017, Dr. Kashkin co-founded K2 Biotechnology Ventures, engaged in developing and commercializing portfolios of university and medical center innovations in partnership with venture capital, health care corporations and philanthropic health care foundation partners. From 2014 to 2020, Dr. Kashkin served as the Chief Operating Officer and Head of Therapeutics for Chromocell Corporation where he coordinated a series of organizational changes to improve cost structures as well as oversaw the negotiation of key license and research agreements for emerging therapeutics. From 2011 to 2014, Dr. Kashkin served as the President & CEO of Catholic Health Initiatives (CHI, now CommonSpirit Health), Institute for Research and Innovation (CIRI) where he was responsible for CHI's Centers for Translational Research, Clinical Research, Healthcare Innovation (Venture Arm of CHI). Prior to that, from 2008 to 2011, Dr. Kashkin held the position of Vice President, Research & Development, Intravenous Therapies (IVT) at Baxter Healthcare Corporation. Dr. Kashkin's experience as a professor at Yale University and UCLA School of Medicine and leadership of R&D life science companies commercializing novel medical technologies will make him an expert board member in evaluating the value of proposed acquisition targets and their portfolios of medical products. Dr. Kashkin's years of expertise in the financial management of health sciences organization operations benefit the Company.

Kyle Wilks - Director

Mr. Kyle L. Wilks has been a director of the Company since September 2020.  Mr. Wilks graduated from the United States Naval Academy, Annapolis, MD with a Bachelor of Science Degree in Mathematics.  Mr. Wilks spent seven years as a naval officer with multiple combat tours, eventually ending his time in uniform as a professor of leadership and naval science at the U.S. Naval Academy.  Post military, Mr. Wilks worked as an Executive Director for a private equity group focusing on mid-market healthcare companies prior to his senior manager roles within Baxter International and Shire plc. From 2009 to 2015, Mr. Wilks headed numerous fractionation divisions at Baxter International and acted as liaison for its foreign regulatory agencies of Pharmaceuticals and Medical Devices Agency (PMDA) and Therapeutic Goods Administration (TGA).  From 2015 to 2019, Mr. Wilks headed the manufacturing process of Shire plc's AHF-M therapy and acted as the Los Angeles, California, site representative for worldwide production.  Beyond daily production accountability requirements, Mr. Wilks managed the AHF-M department during routine regulatory audits by the Food and Drug Administration (FDA) and European Medicines Agency (EMA) and eventually oversaw the manufacturing of numerous plasma-derived rare disease therapies.  Mr. Wilks's management experience in medical device manufacturing and in private equity enable him to provide valuable insights to the Board, including the areas of compliance, management and compensation-specific issues.

The Articles of the Company (the "Articles") filed under the British Columbia Business Corporations Act, as amended, including the regulations promulgated thereunder (the "BCBCA"), provide that our Board of Directors shall consist of at least [three] directors and that each director shall hold office until the close of the next annual general meeting of our shareholders, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. Our board of directors currently consists of four directors, of whom three are considered to be independent persons.  See Item 13-"Certain Relationships and Related Transactions, and Director Independence - Director Independence" for details on the independence of our directors.  The Articles provide that the directors may, from time to time, appoint such officers as the directors determine. The directors may, at any time, terminate any such appointment.

Conflicts of Interest

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

The BCBCA provides that in the event that a director has a material interest in a contract or proposed contract or agreement that is material to an issuer, the director shall disclose his interest in such contract or agreement and shall refrain from voting on any matter in respect of such contract or agreement, subject to and in accordance with the BCBCA. To the extent that conflicts of interest arise, such conflicts will be resolved in accordance with the provisions of the BCBCA.

Significant Employees

There are no other significant employees than those already discussed herein.

Family Relationships

There are no family relationships among the directors or executive officers of the Company.

Arrangements between Officers and Directors

Except as set forth  in  this  registration  statement  on  Form  S-1,  to  our  knowledge,  there  is  no  arrangement  or  understanding  between  any  of  our  officers  or  directors  and  any  other person  pursuant  to  which  such  officer  or  director  was  selected  to  serve  as  an  officer  or  director  of  the  Company.

Involvement in Certain Legal Proceedings

Other than as set forth below, to our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1. any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4. being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6. being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Employment Status

Other than Luke Faulstick, our Chief Operating Officer, none of the management of the Company has entered into a non-competition or non-disclosure agreement with the Company or its subsidiaries. Luke Faulstick entered into a non-competition agreement in connection with the acquisition of SDP and his continued employment with SDP.  All the executive officers of the Company are employees of the Company or of one of its wholly owned subsidiaries.  Leslie Cross, and Melissa Polesky-Meyrowitz are employees of Inspira Financial Company, a wholly owned subsidiary of the Company, and Luke Faulstick, is an employee of SDP, a wholly owned subsidiary of the Company.

Corporate Governance

Director Independence - The directors have determined that Dr. Ken Kashkin and Kyle Wilks, two of our three current and prospective members of the Board, are independent as such term is defined in Canada's National Instrument 58-101 - Disclosure of Corporate Governance Practices ("NI 58-101") and in Rule 5605 of the Nasdaq Stock Market.

Board Leadership - The Board operates through the leadership of a Chair and three committees of the Board, each made up of a majority of independent directors.

Position Descriptions - The Board has not adopted a written description for the Chair and Vice-Chair of the Board and the Chair of each Board committee. The Chair of the Board, with advice from the Vice-Chair, is responsible for the administration, development and efficient operation of the Board. The Chair, with advice from the Vice-Chair, assists in overseeing the operational aspects involved in managing the Company. In addition, the Chair ensures that the Board adequately discharges its mandate and that the Board's responsibilities and lines of delineation between the Board and management are well understood by the directors. The Chair of each committee is appointed to manage his or her respective committee. Each committee Chair must ensure that the committee adequately discharges its mandate pursuant to its charter.  Committee Chairs must report regularly to the Board on the business of their committee.  The Board has not developed a written position description for the Chief Executive Officer. The Board expects the Chief Executive Officer and the Company's senior management team to be responsible for the management of the Company's strategic and operational agenda and for the execution of the decisions of the Board and its committees.

Orientation and Continuing Education - While the Company does not currently have a formal orientation and education program for new members of the Board, the Company provides such orientation and education on an ad hoc and informal basis. The Company's Corporate Governance & Nominating Committee ("CG&N") is responsible for coordinating the continuing education programs for directors in order to maintain or enhance their skills and abilities as directors, as well as ensuring that their knowledge and understanding of the Company and its business remains current. Directors are encouraged to communicate with management, auditors and technical consultants; and to keep themselves current with industry trends and developments and changes in legislation with management's assistance. Directors have full access to the Company's records.

Ethical Business Conduct - The directors maintain that the Company must conduct and be seen to conduct its business dealings in accordance with all applicable laws and the highest ethical standards. The Company's reputation for honesty and integrity amongst its shareholders and other stakeholders is key to the success of its business. No employee or director will be permitted to achieve results through violation of laws or regulations, or through unscrupulous dealings.  Any director with a conflict of interest or who is capable of being perceived as being in conflict of interest with respect to the Company must abstain from discussion and voting by the Board or any committee of the Board on any motion to recommend or approve the relevant agreement or transaction. The Board must comply with the conflict of interest provisions of the BCBCA.

Assessments - The CG&N Committee, in consultation with the Chair of the Board, is responsible for ensuring that an appropriate system is in place to evaluate the effectiveness of the Board, the Board committees and individual directors, with a view to ensuring that they are fulfilling their respective responsibilities and duties and working effectively together as a unit.  The CG&N Committee informally monitors director performance throughout the year (noting particularly any directors who have had a change in their primary job responsibilities or who have assumed additional directorships since their last assessment) to ensure that the Board, the Board committees and individual directors are performing effectively. From time to time the CG&N Committee may also choose to complete a formal assessment process consisting of completion of a written survey by each member of the Board, on request, conducting one-on-one discussions in order to assess such matters as the composition of the Board, the conduct of and agendas for meetings of the Board and its committees, and the role and impact of the Board. The results of such surveys and interviews are then summarized to identify strengths, opportunities and further suggestions with respect to each area of discussion and the Chair of the Board is to report on such a summary to the CG&N Committee and to the rest of the Board.

Term of Office - Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Board Committees

Audit Committee - Canada's National Instrument 52-110 - Audit Committees ("NI 52-110") requires the Company, as a venture issuer, to disclose annually in its circular certain information concerning the constitution of its Audit Committee and its relationship with its independent auditor. The Company's Audit Committee is governed by an audit committee charter and is comprised of three directors, Kyle Wilks, Dr. Ken Kashkin and Leslie Cross. Each member of the Audit Committee is financially literate, as such term is defined in NI 52-110, and two members (Kyle Wilks and Dr. Kashkin), are independent, as such term is defined in NI 52-110 and in the BCBCA. Kyle Wilks serves as Chair of the Audit Committee. The Audit Committee was established on September 16, 2020.  As a "venture issuer" as defined in NI 52-110 the Company is relying on the exemption contained in Section 6.1 of NI 52- 110, which exempts the Company from the requirements of Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

Corporate Governance and Nominating Committee - The CG&N Committee is a standing committee appointed by the Board and is governed by a charter. The members of the CG&N Committee are: Kyle Wilks (Chair) and Dr. Ken Kashkin, both of whom are independent, as such term is defined in NI 52-110. The CG&N Committee was established on September 16, 2020. The CG&N Committee will act on behalf of and subject to the direction of the Board in all matters pertaining to corporate governance issues, new director nominees, as well as the size and composition of the Board and Board committees. The CG&N Committee is responsible for: developing and enforcing policy in the area of corporate governance and the practices of the Board in light of the Company's particular circumstances, the changing needs of investors and the Company, and changes in corporate governance guidelines; preparing and recommending to the Board annually a statement of corporate governance practices to be included in the Company's information circular and ensure that such disclosure is complete and provided in accordance with the regulatory requirements; monitoring developments in the area of corporate governance and the practices of the Board and advising the Board accordingly; developing, implementing and maintaining appropriate policies with respect to disclosure, confidentiality and insider trading; adopting a process for determining what competencies and skills the Board as a whole should have, and applying this result to the recruitment process for new directors; in consultation with the Chair of the Board and the (interim) Chief Executive Officer, identifying individuals qualified to become new Board members and recommend to the Board the new director nominees for the next annual meeting of shareholders; recognizing that shareholding by directors is appropriate in aligning director and shareholder interests; annually reviewing credentials of existing Board members to assess suitability for re-election; establishing procedures for, and approving and ensuring provision of, an appropriate orientation and education program for new recruits to the Board and continuing education for Board members; considering and, if thought fit (and after obtaining the consent of the Chair of the Board, which consent may not be unreasonably withheld), approving requests from individual directors for an engagement of special outside advisors at the expense of the Company; and reviewing, on a periodic basis, the size and composition of the Board and Board committees and make appropriate recommendations to the Board.

Compensation Committee - The members of the Compensation Committee are: Kyle Wilks (Chairman) and Leslie Cross. Kyle Wilks is independent, as such term is defined in NI 52-110. The Board has adopted a written charter for the Compensation Committee setting out its responsibilities for compensation matters. The Compensation Committee was established on September 16, 2020. It is responsible for administering the Company's executive compensation program, which, prior to its establishment, was previously administered by the Board.

The Compensation Committee assists the Board in discharging the directors' oversight responsibilities relating to the compensation and retention of key senior management employees, and in particular the Chief Executive Officer. In determining the total compensation of any member of senior management, the Compensation Committee will consider all elements of compensation in total rather than one element in isolation. The Compensation Committee is also responsible for examining the competitive positioning of total compensation and the mix of fixed, incentive and share-based compensation.

Pursuant to the charter of the Compensation Committee, the Compensation Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to: setting policies for senior officers' remuneration; reviewing and approving and then recommending to the Board salary, bonus, and other benefits, direct or indirect, and any change-of-control packages of the Chief Executive Officer; considering the recommendations of the Chief Executive Officer and setting the terms and conditions of employment including, approving the salary, bonus, and other benefits, direct or indirect, and any change-of-control packages, of the key executives of the Company; undertaking an annual review of the Chief Executive Officer goals for the coming year and reviewing progress in achieving those goals; reviewing compensation of the Board on at least an annual basis; overseeing the administration of the Company's compensation plans, including stock option plans, compensation plans for outside directors, and such other compensation plans or structures as are adopted by the Company from time to time; reviewing and approving executive compensation disclosure to be made in the proxy circular prepared in connection with each annual meeting of shareholders of the Company; and undertaking on behalf of the Board such other compensation initiatives as may be necessary or desirable to contribute to the success of the Company and enhance shareholder value.

Finance & Acquisition Committee - The sole member of the Finance & Acquisition ("F&A") Committee is Kyle Wilks (Chairman), who is independent, as such term is defined in NI 52-110. The Board has adopted a written charter for the F&A Committee setting out its responsibilities. The F&A Committee was established on September 16, 2020.  The F&A Committee assists the Board in discharging its oversight responsibilities relating to the evaluation and acquisition of companies, debt financings, and equity financings. The F&A Committee assists the Board in fulfilling its oversight responsibilities by, among other things, evaluating the due diligence materials and business opportunities presented by proposed acquisitions, including pricing and all related terms and deal costs, evaluating the terms, value and timing of equity raises, evaluating the terms, value and timing of debt raises, undertaking an annual review of the capital needs of the Company, and providing evaluations and recommendations in respect of the foregoing to the Board.

The F&A Committee makes recommendations to the Board as to whether an acquisition is appropriate for the Company as well as the terms upon which a target should be acquired. In addition, the F&A Committee from time to time assesses the capital needs of the Company in regards to its operations, proposed acquisitions and other capital needs. Based on these assessments, the F&A Committee makes recommendations to the Board on whether the fundraising process should begin and the form thereof.

Shareholder Communications to the Board

Shareholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Secretary, Salona Global Medical Device Corporation, 3330 Caminito Daniella, Del Mar, California 92014. The Company's Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company's Secretary will review all communications before forwarding them to the appropriate Board member.

ITEM 11. EXECUTIVE COMPENSATION.

Set forth below is the information regarding the compensation paid, distributed or accrued by us for the fiscal year ended February 28, 2022 and the fiscal year ended February 28, 2021 to our Chief Executive Officer (principal executive officer) serving during the last fiscal year and the three other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the "Named Executive Officers"). This section provides information in accordance with the scaled SEC disclosure rules available to "smaller reporting companies" and "emerging growth companies."

Summary Compensation Table

Name and principal position	Year Ended February 28,	Salary ($)	Bonus ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Leslie Cross Interim Chief Executive Officer and Chairman (2)	2022	101,237	-	792,275	-	38,095	931,607
	2021	3,840	--	--	--	88,000	91,840
Melissa Polesky-Meyrowitz Chief Financial Officer	2022	91,151	- -	195,000	-	3,270	289,421
	2021	N/A	N/A	N/A	N/A	N/A	N/A
Luke Faulstick Chief Operating Officer	2022	250,586	-	656,964	-	22,772	930.322
	2021	N/A	N/A	N/A	N/A	N/A	N/A

_______________

Notes:

(1) The amounts reported in this column reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation-Stock Compensation, using the Black-Scholes options pricing model with the following assumptions: Risk free interest rate of 1.40%; Dividend yield of 0; Expected volatility of 115%; Option life of 10 years. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the Named Executive Officer. For more detail on the assumptions used in the calculation of these amounts, see Note 9 to our consolidated financial statements for the fiscal years ended February 28, 2022 and February 28, 2021, which are included elsewhere in this registration statement.

(2) Mr. Cross is currently the Interim Chief Executive Officer and the Chairman of the Board. He was appointed on September 16th, 2020.

Executive Compensation

Overview

During the fiscal years ended February 28, 2022, and February 28, 2021, the Company's executive compensation program was administered by the Board and the Compensation Committee. The Compensation Committee was established, and its charter adopted on September 16, 2020. The Company's executive compensation program has the objective of attracting and retaining a qualified and cohesive group of executives, motivating team performance and the aligning of the interests of executives with the interests of shareholders through a package of compensation that is simple and easy to understand and implement. Compensation under the program was designed to achieve both current and longer-term goals of the Company and to optimize returns to shareholders. In addition, in order to further align the interests of executives with the interests of shareholders, the Company has implemented share ownership incentives through incentive stock options. The Company's overall compensation objectives are in line with its peer group of healthcare companies with opportunities to participate in equity.

In determining the total compensation of any member of senior management, the directors of the Company consider all elements of compensation in total rather than one element in isolation. The directors of the Company also examine the competitive positioning of total compensation and the mix of fixed, incentive and share-based compensation.

Base Salary

While there is no official set of benchmarks that the Company relies on and there is not a defined list of issuers that the Company uses as a benchmark, the Company makes itself aware of, and is cognizant of, how comparable issuers in its business compensate their executives. The base salary for each executive officer is reviewed and established near the end of the fiscal year. Base salaries are established taking into consideration the executive officer's personal performance and seniority, comparability within industry norms, and contribution to the Company's growth and profitability. The Company believes that a competitive base salary is an imperative element of any compensation program that is designed to attract talented and experienced executives.

Bonus Framework

At the discretion of the Board, and, if applicable, at the recommendation of management, executives are provided with annual cash incentive bonuses based on annual financial performance. Also at its discretion, the Board may tie annual cash bonuses to the achievement of other financial and non-financial goals. If the targets set are not met, the bonuses are not paid.

Group Benefits

The Company offers a group benefits plan, which includes medical benefits. The benefits plan is available to all full-time employees who choose to enroll, including officers of the Company.

Perquisites and Personal Benefits

While the Company reimburses its Named Executive Officers for expenses incurred in the course of performing their duties as executive officers of the Company, the Company did not provide any compensation that would be considered a perquisite or personal benefit to its Named Executive Officers.

Option-Based Awards

An important part of the Company's compensation program is to offer the opportunity and incentive for executives and staff to own common shares. The directors of the Company believe that ownership of the Company's shares will align the interests of executives and future staff with the interests of shareholders.

Incentive stock options are not granted on a regular schedule but rather as the compensation is reviewed by the directors of the Company from time to time. When reviewing incentive stock option grants, consideration is given to the total compensation package of the executives and staff and a weighting of appropriate incentives groupings at the senior, mid and junior levels of the staff, including past grants. At the time of any incentive stock option grant, consideration is also given to the available incentive stock option pool remaining for new positions being contemplated by the Company.

Incentive stock options are currently granted under the 2021 Amended and Restated Stock Option Plan, which was adopted on May 21, 2021 (the "2021 Option Plan"). Pursuant to the 2021 Option Plan, the Board may from time to time, in its discretion and in accordance with the TSXV requirements, grant to directors, officers and employees of the Company as well as "Management Company Employees" and "Consultants" (as such terms are defined in Policy 4.4 of the TSXV, as amended from time to time), non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 8,935,509 common shares unless disinterested shareholder approval is obtained, exercisable for a period of up to ten (10) years from the date of the grant. The number of common shares reserved for issuance to any individual director or officer of the Company will not exceed 5% of the issued and outstanding common shares (2% in the case of optionees providing investor relations services to the Company) unless disinterested shareholder approval is obtained. Options granted pursuant to the 2021 Option Plan are non-assignable, except by means of a will or pursuant to the laws of descent and distribution.

The options may be exercised no later than one (1) year following the date the optionee ceases to be a director, officer or consultant of the Company, as determined by the Board at the time of each grant. However, if the employment of an employee or consultant is terminated for cause or as a result of an order of any regulatory body, no option held by such optionee may be exercised following the date upon which termination occurred.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our Named Executive Officers as of February 28, 2022.

	Option-Based Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Leslie Cross	-	921,250	$0.86	June 1, 2026
Melissa Polesky-Meyrowitz	-	150,000	$0.65	December 6, 2026
	-	150,000	$0.65	January 12, 2027
Luke Faulstick	-	663,600	$0.99	June 1, 2026

Pension Plan Benefits

The Company has not implemented a pension plan.

Termination and Change of Control Benefits

As at February 28, 2022, the Company had not entered into any contract, agreement, plan or arrangement that provides for payments to a Named Executive Officer at, following or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the Company or a change in a Named Executive Officer's responsibilities.

The Company entered into an employment letter with Luke Faulstick on September 8, 2020, to serve as Chief Operating Officer of the Company.  Mr. Faulstick also entered into an employment agreement with the Company on September 8, 2020.  The employment letter and the employment agreement provide that Mr. Faulstick is entitled to receive an annual salary of $250,586 (US $200,000) from SDP, conditioned on his continued employment with SDP and certain other conditions set forth in the employment agreement.

The Company entered into an employment agreement with Melissa Polesky-Meyrowitz on January 12, 2022, to serve as Chief Financial Officer of the Company.  The employment agreement provides that Ms. Polesky-Meyrowitz is entitled to receive an annual salary of $218,009 (US $174,000) and was granted stock options to acquire 150,000 common shares under our 2021 Option Plan at an exercise price of $0.65 per share.  The options will be subject to a TSX Venture Exchange 4 month hold and will expire five years from the date of issuance, subject to certain other conditions set forth in the employment agreement.

Option Based Awards

The Company has granted the following option-based awards to its Named Executive Officers and/or directors.

On June 8, 2021, the Company granted 921,250 options to purchase common shares to Leslie Cross following his appointment as interim Chief Executive Officer and Chairman of the Board.  The Company also granted 663,300 options to purchase common shares to Luke Faulstick following his appointment as the Chief Operating Officer of the Company.  Additionally, the Company granted 751,740 options to purchase common shares to two directors of the board (Kyle Wilks and Dr. Ken Kashin), and to one former director of the board (Jane Kiernan).

On December 6, 2021, the Company issued 150,000 options to purchase common shares to Melissa Polesky-Meyrowitz as agreed upon in her employment agreement. Ms. Polesky-Meyrowitz was not a named executive officer at this time. Additionally, the Company granted 250,000 options to purchase common shares to Kyle Wilks, a director of the Company.

On January 12, 2022, the Company issued 150,000 options to purchase common shares to Melissa Polesky-Meyrowitz following her appointment as Chief Financial Officer of the Company.

The Company may decide to grant additional option-based awards to its officers and directors in the future.  Details of such grants will be announced by the Company in the event such a determination is made.

Termination of Employment, Change in Responsibilities and Employment Contracts

Except as set forth in this prospectus, the Company does not expect to have any employment or consulting agreements with any Named Executive Officers.  Mr. Faulstick's employment agreement with the Company provides that, in the event Mr. Faulstick is terminated without "cause," he will be entitled to a termination payment in the amount of $93,970 (US $75,000).

Director Compensation

The Company may compensate directors by paying fees for their services; however, the amounts of such fees are determined at the discretion of the Board of the Company on a case-by-case basis based on the nature of the work and the time required.  The Company typically compensates directors for services rendered by granting stock options to purchase the Company's common shares.

The following table sets forth all compensation provided to each of the directors of the Company (other than the Named Executive Officers, whose disclosure with respect to compensation is set forth above) for the fiscal year ended February 28, 2022:

Name	Fees earned or paid in cash ($)	Share- based awards ($)	Option-based awards(1) ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Jane Kiernan(2)	-	-	196,484	-	6,294	202,778
Ken Kashkin(3)	-	-	196,484	-	-	196,484
Kyle Wilks(4)	17,541	-	763,528	-	-	781,069

_______________________

Notes:

(1) Calculated at the date of the grant using the Black-Scholes options pricing model with the following assumptions: Risk free interest rate of 1.40%; Dividend yield of zero; Expected volatility of 115%; Option life of 5 years.

(2) Ms. Kiernan was appointed as a director of the Company on September 16, 2020 and retired effective January 31, 2022.

(3) Mr. Kashkin was appointed as a director of the Company on September 16, 2020.

(4) Mr. Wilks was appointed as a director of the Company on September 16, 2020.

Pension Plan Benefits for Directors

The Company does have a pension plan, defined benefit plan, defined contribution plan or deferred compensation plan that provides for payments or benefits to the directors, other than Named Executive Officers, at, following, or in connection with retirement.

Equity Compensation Plan Information

On May 21, 2021, the Company adopted the 2021 Amended and Restated Stock Option Plan (the "2021 Option Plan"), which amended and restated its 2015 Stock Option Plan to change from a rolling stock option plan to a fixed stock option plan, and fixed the number of common shares issuable under the plan at 47,175,923, and amending the plan to include provisions relating to the grant of options to a person who is a citizen or resident of the United States, in accordance with the requirements of Section 409A of the United States Internal Revenue Code of 1986, as amended.

The granting of awards under the 2021 Option Plan is intended to promote our interests and our shareholders' interest by aiding us in attracting and retaining persons capable of assuring our future success, to offer such persons incentives to put forth maximum efforts for the success of our business and to compensate such persons through various stock and cash-based arrangements and provide them with opportunities for stock ownership in Salona, thereby aligning the interests of such persons with our shareholders. Eligible participants under the 2021 Option Plan include non-employee directors, officers (including the named executive officers), employees, consultants, independent contractors and advisors of Salona and its subsidiaries.  The 2021 Option Plan is administered by the Compensation Committee, or such other committee appointed by our board of directors.

Pursuant to the 2021 Option Plan, we may issue equity-based compensation (denominated in common shares) in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units and dividend equivalent awards to eligible participants.  The Compensation Committee or its permitted delegates has the power and discretionary authority to determine the amount, terms and conditions of the 2021 Option Plan awards, including, without limitation, (i) the exercise price of any stock options or stock appreciation rights, (ii) the method of payment for shares purchased pursuant to any award, (iii) the method for satisfying any tax withholding obligation arising in connection with any award, including by net exercise or the withholding or delivery of shares, (iv) the timing, terms and conditions of the exercisability, vesting or payout of any award or any shares acquired pursuant thereto, (v) the performance criteria, if any, applicable to any award and the extent to which such performance criteria have been attained, (vi) the time of the expiration of any award, (vii) the effect of the participant's termination of service on any of the foregoing, and (viii) all other terms, conditions and restrictions applicable to any award or shares acquired pursuant thereto as our board of directors shall consider to be appropriate and not inconsistent with the terms of the 2021 Option Plan.

The following table sets forth securities authorized for issuance under the 2021 Option Plan as of February 28, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	16,009,405	$0.82	0
Equity compensation plans not approved by security holders	-	-	-
Total	16,009,405

The following incentive stock options are outstanding as of May 24, 2022, as follows:

Group / Other Optionee	Expiration Date	Number of Options	Exercise Price
Jaime Gerber	09/23/2024	53,609	$0.19
Luke Faulstick(1)	6/1/2026	663,300	$0.99
	4/13/2027	236,700	$0.78
Leslie Cross(2)	6/1/2026	921,250	$0.86
Ken Kashkin(2)	6/1/2026	228,470	$0.86
Kyle Wilks(2)	6/1/2026	294,800	$0.68
	7/7/2026	250,000	$1.39
	12/6/2026	250,000	$0.65
Melissa Polesky-Meyrowitz	12/6/2026	150,000	$0.65
	1/12/2027	150,000	$0.65
Rick Greenwald	12/6/2026	82,875	$0.65
Jeffrey Chu	12/6/2026	82,875	$0.65
Employees	5/28/2025	73,700	$0.27
	8/18/2030	73,700	$0.19
	6/1/2026	225,000	$0.86
	7/7/2026	150,000	$1.39
	12/6/2026	619,650	$0.65
	3/9/2027	240,000	$0.54
Consultants	03/28/2024	5,102	$2.12
TOTAL		4,751,031

There are no assurances that the Company Options described above will be exercised in whole or in part.  There are no options outstanding or being granted to insiders other than as detailed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common shares as of April 8, 2022:

  each of our executive officers and directors;
  all of our executive officers and directors as a group; and
  each person known to us to own beneficially more than 5% of our common shares.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of the date of this Annual Report.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.  The percentage ownership of each individual or entity is based on 52,539,161 common shares outstanding as of April 8, 2022.  Unless otherwise indicated, the address for each director and executive officer is c/o Salona Global Medical Device Corporation, 3330 Caminito Daniella, Del Mar, California, 92014.

Name and Address of Beneficial Owner	Number of common shares	%
Directors, Executive Officers
Leslie Cross, Chairman of the Board and Interim Chief Executive Officer	973,056	1.85%
Luke Faulstick, Chief Operating Officer	347,659	0.66%
Melissa Polesky-Meyrowitz, CPA, Chief Financial Officer	-	-%
Ken Kashkin, MD, Director	47,470	0.09%
Kyle Wilks, Director	-	-%
All Directors and Executive Officers as a Group ( Individuals)	1,368,185	2.60%

Five Percent Holders:
GundyCo. TR MMCAP International Inc. SPC 199 Bay Street Toronto, ON M5L 1G9	3,635,000	6.92%
CDS&Co 100 Adelaide Street West. Suite 300 Toronto, ON M5H 2Y1	41,758,411	79.48%

__________________

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Since March 1, 2021, other than employment and executive and director compensation matters described under "Executive Compensation" and "Director Compensation" and the transactions described below, there have been no related party transactions.

Share Exchange

In May 2021, Roger Greene, our former Chief Executive Officer and a former director on our Board, and Michael Dalsin, our former interim Chief Financial Officer and a former director on our Board, each of whom is currently a consultant of the Company, entered into respective Share Exchange Agreements with us pursuant to which the Company's common shares held by Mr. Greene and Mr. Dalsin, respectively, were exchanged for 500,000 Class A Shares and 1,018,000 Class A Shares, respectively.

Employee Relationship to Interim Chief Executive Officer and Director

The son of Leslie Cross, our Chairman of the Board and Interim Chief Executive Officer, is employed by the Company's wholly owned subsidiary, Inspira Financial Company, in a non-executive officer position and received total compensation for the fiscal year ended February 28, 2021 and 2022 of US$113,140.80 and US$292,264.55, respectively.  His compensation was established by the Company in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities and holding similar positions and without the involvement of Leslie Cross.

Conflicts of Interest

There are potential conflicts of interest to which our directors and executive officers may be subject in connection with the operations of the Company.  In particular, certain of the directors and executive officers may be involved in managerial or director positions with issuers or businesses whose operations may, from time to time, be in direct competition with those of the Company or with entities which may, from time to time, provide financing to, or make equity investments in, competitors of the Company.

Conflicts, if any, will be subject to the procedures and remedies available under the BCBCA.  The BCBCA provides that in the event that a director has an interest in a contract or proposed contract or agreement, the director shall disclose his interest in such contract or agreement and shall refrain from voting on any matter in respect of such contract or agreement unless otherwise provided by the BCBCA.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SRCO Professional Corporation, an independent registered public accounting firm ("SRCO"), billed the Company the following fees for the fiscal years ended February 28, 2022 and February 28, 2021:

	For the Year Ended February 28, 2022	For the Year Ended February 28, 2021
Audit fees(1)	$113,265	$42,211
Audit related fees	-	-
Tax fees	-	6,784
All other fees	-	-
Total fees	$113,265	$48,995

________________

(1) Audit Fees - These are fees for professional services performed by SRCO in connection with the audit of annual financial statements of the Company and its subsidiaries.  This category also includes reviews of registration statements and services normally provided in connection with statutory and regulatory filings or engagements.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in SRCO's core work, which is the audit of the Company's consolidated financial statement.  The Audit Committee pre-approves each engagement of the Company's principal accountants for audit and non-audit related services and associated projected fees in advance of such engagement

Services Provided by SRCO

All services rendered by SRCO are permissible under applicable laws and regulations and were pre-approved by the Audit Committee, or by the Chair of the Audit Committee by delegated authority as required by law.  The fees paid to SRCO for services are described in the above table.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See Part II, Item 8, "Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

(a)(2)  Financial Statement Schedules

All other schedules have been omitted because the required information is not applicable, or the information is included in the consolidated financial statements or the Notes thereto.

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed Herewith

Exhibit #	Exhibit Description	Form	Date	Number

3.1	Certificate of Incorporation of Chrysalis Capital IX Corporation, dated September 17, 2013.	S-1	April 30, 2021	333-255642

3.2	Chrysalis Capital IX Corporation By-Law No. 1., dated September 17, 2013.	S-1	April 30, 2021	333-255642

3.3	Certificate of Amendment of Chrysalis Capital IX Corporation, dated February 21, 2014.	S-1	April 30, 2021	333-255642

3.4	Notice of Articles and Certificate of Amalgamation of 1040096 B.C. Ltd. and Inspira Financial Inc., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.5	Notice of Articles and Certificate of Amalgamation of 1042000 B.C. Ltd. and Inspira Financial Inc., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.6	Certificate of Change of Name of 104200 B.C. Ltd., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.7	Certificate of Amendment of Chrysalis Capital IX Corporation, dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.8	Notice of Articles and Certificate of Change of Name of Inspira Financial Inc., dated January 5, 2020.	S-1	April 30, 2021	333-255642

3.9	Notice of Alteration, Notice of Articles and Certificate of Change of Name of Brattle Street Investment Corp., dated December 14, 2020.	S-1	April 30, 2021	333-255642

4.1	Salona Specimen Certificate	S-1	April 30, 2021	333-255642

		Incorporated by Reference			Filed Herewith

Exhibit #	Exhibit Description	Form	Date	Number

4.2	Form of Subscription Agreement for U.S. Subscribers of Subscription Receipts for Shares of Brattle Street Investment Corp.	S-1	April 30, 2021	333-255642

4.3	Form of Subscription Agreement for Non-U.S. Subscribers of Subscription Receipts for Shares of Brattle Street Investment Corp.	S-1	April 30, 2021	333-255642

4.4	Form of Subscription Agreement for U.S. Subscribers of Subscription Receipts for Units of Brattle Finco B.C. Ltd.	S-1	April 30, 2021	333-255642

4.5	Form of Subscription Agreement for Non-U.S. Subscribers of Subscription Receipts for Units of Brattle Finco B.C. Ltd.	S-1	April 30, 2021	333-255642

4.6	Form of Warrant to purchase Common Shares.	S-1	April 30, 2021	333-255642

4.7	Registration Rights Agreement dated as of February 15, 2022 by and among the Company, Purchasers in the Offering and Beacon Securities Limited, Canaccord Genuity Corp. and Leede Jones Gable Inc.	S-1	April 30, 2021	333-255642

4.8	Form of Compensation Option	8-K	February 22, 2022	333-255642

5.1	Opinion of DLA Piper (Canada) LLP	S-1	April 30, 2021	333-255642

10.1	Stock Option Plan of Inspira Financial Inc.	S-1	April 30, 2021	333-255642

10.2+	Supply Agreement between DJO, LLC and South Dakota Partners Inc., dated May 4, 2016.	S-1	April 30, 2021	333-255642

10.3	Lease Agreement between Store Capital Acquisitions, LLC and South Dakota Partners, Inc., dated October 19, 2018.	S-1	April 30, 2021	333-255642

10.4	Promissory Note of South Dakota Partners to Dacotah Bank, dated February 1, 2019.	S-1	April 30, 2021	333-255642

10.5	Business Loan Agreement between South Dakota Partners and Dacotah Bank, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.6	Commercial Security Agreement between South Dakota Partners and Dacotah Bank, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.7	Promissory Note of South Dakota Partners to Dacotah Bank, dated February 1, 2019.	S-1	April 30, 2021	333-255642

10.8	Commercial Guaranty among South Dakota Partners Inc, Dacotah Bank and Luke Faulstick, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.9	Commercial Guaranty among South Dakota Partners Inc, Dacotah Bank and Stephen Hollis, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.10+	Supply Agreement between Compass Richmar, LLC and South Dakota Partners, Inc., dated February 5, 2020.	S-1	April 30, 2021	333-255642

10.11	Change in Terms Agreement between South Dakota Partners Inc. and Dacotah Bank, dated April 20, 2020.	S-1	April 30, 2021	333-255642

10.12	Change in Terms Agreement between South Dakota Partners Inc. and Dacotah Bank, dated July 10, 2020.	S-1	April 30, 2021	333-255642

10.13	Business Loan Agreement between South Dakota Partners Inc. and Dacotah Bank, dated August 31, 2020.	S-1	April 30, 2021	333-255642

10.14	Promissory Note of South Dakota Partners Inc. to Dacotah Bank, dated August 31, 2020.	S-1	April 30, 2021	333-255642

		Incorporated by Reference			Filed Herewith

Exhibit #	Exhibit Description	Form	Date	Number

10.15	Debt Conversion Agreement between Brattle Street Investment Corp. and Leslie H. Cross, dated September 6, 2020.	S-1	April 30, 2021	333-255642

10.16	Employment Letter Agreement between Battle Street Investment Corp. and Luke Faulstick, dated September 8, 2020.	S-1	April 30, 2021	333-255642

10.17	Form of 2021 Option Plan	S-1	April 30, 2021	333-255642

10.18	Contribution Agreement dated as of November 29, 2021 by and among the Company, ALG Health Plus, LLC, Adam Harmon, ALG-Health LLC and other the parties named therein.	8-K	December 03, 2021	333-255642

10.19	Limited Liability Company Agreement of ALG Health Plus, LLC dated as of November 29, 2021 by and between Inspira Financial Company and Adam Harmon.	8-K	December 03, 2021	333-255642

10.20	Contribution and Exchange Agreement dated as of November 29, 2021 by and between Salona Global Medical Device Corp and Adam Harmon	8-K	December 03, 2021	333-255642

10.21	Agreement and Plan of Merger dated as of February 18, 2022 by and among Salona Global Medical Device Corporation, Inspira Financial Company, Miotech Parent, LLC, Miotech Merger Subsidiary, LLC, Mio-Guard LLC, and Kenneth M. Zisholz	8-K	February 25, 2022	333-255642

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer				X

31.2	Certification of Principal Financial Officer				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99	Post-Publication News Release Dated June 1, 2022 Summarizing February 28, 2022 Results				X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Leslie Cross

Leslie Cross

Interim Chief Executive Officer

Date: May 31, 2022

By: /s/ Melissa Polesky-Meyrowitz, CPA

Melissa Polesky-Meyrowitz, CPA

Chief Financial Officer and Secretary

(Principal Financial and Accounting Officer)

Date:  May 31, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Leslie Cross	Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)	May 31, 2022
Leslie Cross

/s/ Melissa Polesky-Meyrowitz, CPA	Chief Financial Officer (Principal Financial Officer)	May 31, 2022
Melissa Polesky-Meyrowitz, CPA

/s/ Kyle Wilks	Director	May 31, 2022
Kyle Wilks

/s/ Dr. Ken Kashkin	Director	May 31, 2022
Dr. Ken Kashkin