Form 10-Q
period 2022-05-31
Salona Global Medical Device Corp
filed 2022-07-15
CIK 1617765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-255642

SALONA GLOBAL MEDICAL DEVICE CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(I.R.S. Employer Identification Number)	(State or other jurisdiction of incorporation or organization)

3330 Caminito Daniella, Del Mar, California	92014
(Address of principal executive offices)	Zip Code

(800) 760-6826

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

Yes ☐ No ☒

On July 8, 2022, 53,165,133 common shares, no par value, and 1,355,425 Class A shares were outstanding.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," the "Company" and "Salona" mean Salona Global Medical Device Corporation (a corporation incorporated under the laws of the Province of British Columbia formerly known as Brattle Street Investment Corp.) and its subsidiaries (unless the context indicates a different meaning).

SALONA GLOBAL MEDICAL DEVICE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended May 31, 2022 and May 31, 2021

(Expressed in Canadian Dollars, unless specified otherwise)

Unaudited Interim Condensed Consolidated Balance Sheets	3

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	4

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity	5

Unaudited Interim Condensed Consolidated Statements of Cash Flows	6

Notes To The Unaudited Interim Condensed Consolidated Financial Statements	7

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Balance Sheets

As at May 31, 2022 (unaudited) and February 28, 2022 (audited)
(In Canadian Dollars, unless specified otherwise)

	Note	May 31, 2022	February 28, 2022
Assets
Cash and cash equivalents	19	$6,876,824	$8,057,100
Accounts receivable, net	5	7,227,268	6,595,668
Inventories, net	7	6,221,700	4,969,439
Prepaid expenses and other receivables		559,689	412,794
Total current assets		20,885,481	20,035,001
Security deposit	12	483,065	484,975
Property and equipment, net	8	1,496,013	1,460,175
Right-of-use assets, net	12	4,292,484	3,941,840
Intangible assets, net	9	7,704,461	6,926,582
Goodwill	4	10,554,426	9,833,039
Total assets		$45,415,930	$42,681,612

Liabilities and stockholders' equity
Liabilities
Line of credit	11	$5,237,735	$5,497,249
Accounts payable and accrued liabilities	10	4,035,765	3,679,396
Current portion of debt	11	176,292	174,361
Current portion of lease liability	12	338,226	245,257
Other liabilities	10	1,447,215	562,262
Obligation for issuance of shares	4	2,704,105	12,997,846
Total current liabilities		13,939,338	23,156,371
Debt, net of current portion	11	634,131	681,758
Lease liability, net of current portion	12	4,223,784	3,934,431
Deferred tax liability		1,927,144	1,755,889
Total liabilities		20,724,397	29,528,449

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 53,165,133 shares issued and outstanding as of May 31, 2022 (February 28, 2022: 52,539,162)	13	38,391,371	38,046,097
Class A shares; no par value, unlimited shares authorized; 1,355,425 shares issued and outstanding as of May 31, 2022 (February 28, 2022: 1,355,425)	13	480,479	480,479
Class A Shares to be issued to SDP (19,019,000 Class A shares to be issued as of May 31, 2022)	13	14,264,250	-
Additional paid-in-capital	13	7,457,454	6,985,107
Accumulated other comprehensive income		629,074	1,006,361
Deficit		(36,531,095)	(33,364,881)
Total stockholders' equity		24,691,533	13,153,163
Total liabilities and stockholders' equity		$45,415,930	$42,681,612
Contingencies (Note 21)
Subsequent events (Note 22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended May 31, 2022 and 2021
(In Canadian Dollars, unless specified otherwise)

	Note	May 31, 2022	May 31, 2021
Revenues	6	$10,048,548	$590,440
Cost of revenue
Direct service personnel		1,513,839	44,914
Direct material costs		4,636,081	338,551
Other direct costs		256,363	-
Total cost of revenue		6,406,283	383,465
Gross margin		3,642,265	206,975
Operating expenses
General and administrative	17	2,876,460	497,782
Total operating expenses		2,876,460	497,782
Net income (loss) before the undernoted		765,805	(290,807)
Amortization of intangible assets	9	(233,335)	(8,179)
Depreciation of property and equipment	8	(70,945)	(4,860)
Amortization of right-of-use assets	12	(108,375)	(3,617)
Interest expense		(131,849)	(7,244)
Foreign exchange gain		244	3,246
Gain on debt settlement		-	15,538
Change in fair value of SDP earn-out consideration	4	(2,451,600)	-
Change in fair value of contingent consideration	4	(459,693)	-
Transaction costs including legal, financial, audit, US & Canadian regulatory expenses	18	(535,446)	(338,675)
Net loss before taxes		$(3,225,194)	$(634,598)
Current income tax expense		-	-
Deferred income tax recovery		58,980	-
Net loss		(3,166,214)	(634,598)
Other comprehensive loss
Foreign currency translation gain (loss)		(377,287)	(312,125)
Comprehensive loss		$(3,543,501)	$(946,723)
Net loss per share
Basic and diluted	16	$(0.06)	$(0.02)
Weighted average number of shares outstanding		54,029,902	34,995,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
For the three months ended May 31, 2022 and 2021
(In Canadian Dollars, unless specified otherwise)

	Common stock		Class A Shares		Class A Shares to be issued
	Number	Amount $	Number	Amount $	Number	Amount $	Additional paid-in- capital $	Accumulated other comprehensive income $	Deficit $	Total $

Balance -February 28, 2021	33,813,308	31,065,513	-	-	-	-	3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	-	-	19,087	-	-	19,087
Shares issued on exercise of options	1,492,425	533,666	-	-	-	-	(178,166)	-	-	355,500
Shares exchanged to Class A Shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-	-	-
Shares for debt settlement	737,000	94,999	-	-			-	-	-	94,999
Shares issued on financing, net	9,990,237	5,300,490	-	-	-	-	-	-	-	5,300,490
Foreign currency translation loss	-	-	-	-	-	-	-	(312,125)	-	(312,125)
Net loss for the period	-	-	-	-	-	-	-	-	(634,598)	(634,598)
Balance - May 31, 2021	44,677,545	36,514,189	1,355,425	480,479	-	-	3,466,683	631,195	(29,627,460)	11,465,086

Balance -February 28, 2022	52,539,162	38,046,097	1,355,425	480,479	-	-	6,985,107	1,006,361	(33,364,881)	13,153,163
Stock based compensation	-	-	-	-	-	-	489,089	-	-	489,089
Shares issued on exercise of options	28,154	8,426	-	-	-	-	(3,097)	-	-	5,329
Shares issued on exercise of broker warrants	454,817	229,598	-	-	-	-	(13,645)	-	-	215,953
Shares to be issued related to acquisition of SDP		-	-	-	19,162,000	14,371,500	-	-	-	14,371,500
Shares issued related to acquisition of SDP		-	143,000	107,250	(143,000)	(107,250)		-		-
Class A Shares exchanged for common shares	143,000	107,250	(143,000)	(107,250)	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	(377,287)	-	(377,287)
Net loss for the period	-	-	-	-	-	-	-	-	(3,166,214)	(3,166,214)
Balance - May 31, 2022	53,165,133	38,391,371	1,355,425	480,479	19,019,000	14,264,250	7,457,454	629,074	(36,531,095)	24,691,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Cash Flows
For the three months ended May 31, 2022 and 2021
(In Canadian Dollars, unless specified otherwise)

		May 31, 2022	May 31, 2021
Operating activities	Note
Net loss		$(3,166,214)	$(634,598)
Non-cash items:
Depreciation and amortization	8, 9, 12	412,655	16,657
Interest accretion on lease liability	12	61,575	6,430
Stock based compensation	13	489,089	19,087
Change in fair value of contingent consideration	4	459,693	-
Change in fair value of SDP earn-out consideration	4	2,451,600	-
Change in fair value of marketable securities	6	-	(12,045)
Changes in operating assets and liabilities:
Accounts receivable		(110,662)	(193,564)
Prepaid expenses and other receivables		(42,082)	(458,457)
Inventories		(779,655)	115,076
Accounts payable and accrued liabilities		(523,938)	498,097
Other liabilities		300,968	-
Deferred tax liability		(58,980)	-

Net cash used in operating activities		(505,951)	(643,317)

Investing activities
Cash received on acquisition of SDP	4	-	255
Cash received on acquisition of Mio-Guard	4	3,363	-
Acquisition of property and equipment	8	(39,212)	-

Net cash (used in) provided by investing activities		(35,849)	255

Financing activities
Repayment of long-term debt	11	(42,541)	(211,436)
Repayment of line of credit, net	11	(239,084)	(186,623)
Issuance costs	13	-	(124,884)
Proceeds from exercise of stock options	13	5,329	176,000
Proceeds from exercise of broker warrants	13	215,953	-
Lease payments	12	(132,402)	-
Net cash used in financing activities		(192,745)	(346,943)

Effect of foreign exchange rates on cash		(445,731)	(255,216)
Decrease in cash and cash equivalents and restricted cash		(734,545)	(990,005)
Cash and cash equivalents and restricted cash, opening		8,057,100	12,506,142
Cash and cash equivalents and restricted cash, closing		$6,876,824	$11,260,921

Supplementary
Interest		$70,274	$16,207
Income taxes		-	-
Common stock issued for debt		-	94,999
Restricted cash including the closing balance above		-	889,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021
(In Canadian Dollars, unless otherwise stated)

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

On May 21, 2021, the Company closed on an acquisition of South Dakota Partners Inc. ("SDP").

On September 30, 2021, the Company closed on an acquisition of Simbex, LLC ("Simbex").

On November 28, 2021, the Company launched a new U.S. sales subsidiary called ALG Health Plus, LLC ("ALG Health Plus" or "LLC"), aimed at selling medical devices and supplies to small, independent hospitals and group purchasing organizations, organizations that offer small medical offices and clinics access to devices and supplies on a larger scale creating efficiencies by aggregating purchasing volumes.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

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

2. Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP were omitted pursuant to such rules and regulations.

The financial information contained in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, that the Company filed on May 31, 2022.

Functional and presentation currency

These unaudited interim condensed consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its subsidiaries Inspira Financial Company, Inspira SaaS Billing, Inc., Simbex, LLC, ALG Health Plus, LLC, Mio-Guard, SDP and the wholly owned holding company subsidiaries noted below is US dollars.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("ALG Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company, Mio-Guard, LLC ("Mio-Guard"), 1077863 B.C., Ltd, and Inspira SAAS Billing, Inc. in the United States. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Acquisition Parent I Corporation, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp, and Simbex Acquisition Parent I Corporation. The Company owns 100% of all its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

b) Basis of measurement

The unaudited interim condensed consolidated financial statements of the Company have been prepared on an historical cost basis except contingent consideration which are carried at fair value.

c) Use of estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, allowance for doubtful accounts, provisions for inventory and valuation allowance for deferred tax assets. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of May 31, 2022, the Company has one segment, healthcare operations, which includes production and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expense from this segment are disclosed in the unaudited interim condensed consolidated balance sheets and statements of operations and comprehensive loss.

e) Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, security deposit, accounts payable and accrued liabilities, line of credit, debt, contingent consideration payable, lease liabilities and other liabilities.

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization, low risk of counterparty default and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of May 31, 2022 and February 28, 2022, respectively, the Company did not identify any financial assets and liabilities other than contingent considerations resulting from the SDP, Simbex, and Mio-Guard acquisitions, that would be required to be presented on the unaudited interim condensed consolidated balance sheet at fair value.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

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

SDP, Mio-Guard and ALG recognize revenue at a point-in-time upon transfer of control of goods to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company received or expects to receive in exchange for the goods. Simbex recognizes its revenue over time as it meets its milestones and performs its obligations as agreed upon in its contracts with its customers. Payment received prior to the delivery of service is classified as deferred revenue.

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

h) Cash and cash equivalents

Cash and cash equivalents comprise highly liquid interest-bearing securities that are readily convertible to cash and are subject to an insignificant risk of changes in value. The maturities of these securities as at the purchase date are 90 days or less. A variable amount of the cash is held in cash backed, liquid US money market funds with high institutional credit ratings. Most of these money market funds are placed in United States dollar and securities issued by the United States Government.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

i) Inventories

Inventories comprises of raw-material, work-in-progress, trading goods, and finished goods, which consist principally of electrodes, electronic components, subassemblies, steel, hardware, and fasteners and are stated at the lower of cost (first-in, first-out) and net realizable value and include direct labor, materials, and other related costs. The Company periodically reviews inventory for evidence of slow-moving or obsolete items, and writes inventory down to net realizable value, as needed.

This write-down is based on management's review of inventories on hand, compared to estimated future usage and sales, shelf-life assumptions, and assumptions about the likelihood of obsolescence. If actual market conditions are less favorable than those projected by the Company, additional write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

j) Goodwill

Goodwill represents the excess of costs over fair value of net assets acquired from our business combinations. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the FASB issued Accounting Standards Update ("ASU") No. 2017-04 Intangibles-Goodwill and Other (Topic 350). Because an assembled workforce cannot be sold or transferred separately from the other assets in the business, any value attributed to it is subsumed into goodwill. The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

l) Right-of-use asset

The Company's right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liability represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the unaudited interim condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in the unaudited interim condensed consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

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

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units. If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the unaudited interim condensed consolidated statements of operations and comprehensive loss. Acquisition related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date.

The determination of the value of goodwill and intangible assets arising from business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

o) Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the unaudited interim condensed consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

p) Basic and Diluted Earnings Per Share

The Company has adopted the ASC 260-10 which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company's common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at May 31, 2022.

q) Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company's subsidiaries is the US dollar. Translation gains (losses) are classified as an item of other comprehensive income in the stockholders' equity section of the unaudited interim condensed consolidated balance sheet.

r) Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed it methodology for estimating the valuation allowance. A change in valuation allowance affect earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

s) Share purchase warrants

The Company accounts for the share purchase warrants issued to investor and brokers pursuant to equity financing as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company's own shares and whether the holders of the warrants could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent reporting period end date while the warrants are outstanding. For issued investor warrants and broker warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued investor warrants and broker warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the unaudited interim condensed consolidated statements of operations.

For the period ended May 31, 2022, the Company concluded based on the above mentioned that the issued investor warrants and broker warrants met the criteria for equity classification in accordance with ASC 815-40 and therefore were classified under equity. The fair value of those warrants is determined by using Black Scholes valuation model on the date of issuance. Relative fair value method is applied to allocate gross proceeds from equity financing into its shares and warrants portion respectively. Those costs directly contributable to equity financing are accounted for as a reduction under stockholders' equity.

t) Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

u) Recently issued pronouncements

In October 2021 FASB, issued Accounting Standards Update (ASU) ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on our unaudited interim condensed consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2023, as amended by ASU No. 2019-10, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its unaudited interim condensed consolidated financial statements as well as whether to early adopt the new guidance.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The adoption did not have a material impact on the Company's unaudited interim condensed consolidated financial statements and disclosures.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

In May 2020, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815- 40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The adoption did not have a material impact on the Company's unaudited interim condensed consolidated financial statements and disclosures.

In August 2020, the FASB issued guidance that simplifies the accounting for debt with conversion options, revises the criteria for applying the derivative scope exception for contracts in an entity's own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021. The adoption did not have a material impact on the Company's unaudited interim condensed consolidated financial statements and disclosures.

In March 2020, the FASB issued guidance providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020, and can be applied through December 21, 2022, has not impacted the unaudited interim condensed consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2022.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

Cash	$255
Security deposit	461,066
Accounts receivable	2,763,621
Inventories	4,958,833
Prepaid expenses	21,651
Property and equipment	1,409,421
Right-of-use assets	2,343,947
Intangible assets	2,199,444
Goodwill	9,090,357
Accounts payable	(821,244)
Accrued expenses	(201,733)
Customer deposits	(221,290)
Line of credit	(3,732,414)
Debt	(2,971,350)
Lease liability	(2,498,095)
Deferred tax liability	(557,559)
Other liabilities	(163,130)
Total adjusted purchase price	12,081,780

Goodwill	$9,090,357
Tradename - Trademarks	341,929
Intellectual Property	320,823
Customer Base	1,266,405
Non-Competes	270,287
Total identifiable intangible assets including goodwill	$11,289,801

The table below summarizes the value of the total consideration given in the transaction:

Stock (Parent Special Stock)	12,340,570
Floor Guarantee/Contingent Liability	1,139,910
Earn-out /Contingent Consideration (Revenue)	(21,924)
Earn-out /Contingent Consideration (Net Assets)	(1,376,776)
Total Consideration	$12,081,780

As of May 31, 2022, SDP has concluded its earn-out period and has met both the revenue and adjusted net asset threshold requirements to receive its full 19,162,000 non-voting "Class A" shares of common stock. As such, this obligation has been removed from the liability section of the unaudited interim condensed consolidated balance sheet as a contingent liability (as shown on the February 28, 2022, Consolidated Balance Sheet) and has been moved to the equity section as Share Capital. Please refer to the "Unaudited Interim Condensed Consolidated Statement of Stockholders' Equity" for more detail regarding this reclassification. As of May 31,2022, the fair value of the 19,162,000 shares was $14,371,500 (fair value as of February 28, 2022, was $11,919,900). The change in fair value of $2,451,600 has been reflected as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Assets Acquired from ALG-Health, LLC:

On November 28, 2021, the Company consummated the acquisition of the customer lists, sales orders and supply agreements and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for non-voting securities of ALG Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, our subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG. ALG has yet to earn the right to exchange any of its non-voting shares in ALG Health Plus for nonvoting Class A shares of the Company. As a result, no purchase price has been allocated to these assets.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

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

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets". As of May 31, 2022, Management estimates that the amount of goodwill that will be deductible for income tax purposes for the year ended February 28, 2023, is $417,547.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

The Working Capital Adjustment comprises:

● the closing cash payment;

● the closing escrowed stock valued at US$100,000, valued at the 30-day Volume Weighted Average Price ("VWAP") determined as of the closing date;

● pro-rata bonuses to be paid to employees for 2021; and

● ordinary course bonuses for 2022.

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Simbex's business achieving certain milestones. The fair value of the contingent consideration liability of $6,769,769 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As at May 31, 2022, the fair value of the contingent consideration liability is $1,069,092 (February 28, 2022, $1,077,948) using risk free rate of 2.25% and volatility of 77%. The $8,856 reduction in the contingent consideration liability from February 28, 2022, has been taken as income on the unaudited interim condensed consolidated statements of operations and comprehensive loss .

On February 28, 2022 the Company updated its assessment of the fair value of goodwill from the Simbex LLC acquisition, in conjunction with the Company's third party valuation experts based on updated year to date results of the acquired entity, intangible assets, and other factors resulting in an impairment to goodwill of $5,520,522. The fair value of goodwill was calculated by estimating the present value of future cash flows adjusted for redundant assets, working capital, and cost of disposal. The impairment of goodwill and adjustments to contingent consideration represent management's best estimates. Contingent consideration remains an estimate until the consideration is paid in line with the previously published purchase agreements relating to the Company's acquisitions. Goodwill represents an estimate of future value of the business based on acquisition data and always represents management's best estimate due to the variable nature of future performance

Mio-Guard LLC ("Mio-Guard")

On March 11, 2022, the Company acquired 100% units of Mio-Guard for a consideration which comprised of Salona stock at closing, and on future periods on an earnout basis.

In accordance with ASC 805 "Business Combinations" the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

The table below summarizes the value of the total consideration given in the transaction:

At closing (1,300,000 Class B units)	$702,000
Quarterly Earnout payments (Maximum of 2,700,000 Class B Units)	1,166,465
Total Consideration	$1,868,465

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

Cash	$3,363
Accounts receivable	531,601
Inventory	498,897
Property and equipment	73,446
Intangible assets and goodwill	1,732,602
Accounts payable	(764,225)
Due to related parties	(2,307)
Deferred tax liability	(204,912)

Total adjusted purchase price	$1,868,465

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Goodwill (including workforce)	$721,387
Tradename	220,056
Customer Relationships	532,968
Non-Competes	49,609
Other intangible assets	208,582
Total identifiable intangible assets including goodwill	$1,732,602

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Mio-Guard's business achieving certain milestones. The fair value of the contingent consideration liability of $1,166,465 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As at May 31, 2022, the fair value of the contingent consideration liability is $1,635,013. The $468,548 increase in the contingent consideration liability from the date of acquisition, has been taken as expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Since acquisition, Mio-Guard has generated $1,371,197 of revenue and has generated net earnings before tax of $96,629. These amounts are included in the consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Mio-Guard's revenue would have been $1,436,750 and profit before tax would have been $69,624. If the combination had taken place at the beginning of the year, consolidated revenues would have been $10,114,100 and consolidated losses before tax would have been ($3,255,653). The pro forma unaudited results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of Simbex. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

5. Accounts receivable

	May 31, 2022	February 28, 2022

Trade accounts receivable	$7,250,256	$6,416,055
Allowance for doubtful accounts	(72,003)	(54,150)
Other receivables	49,015	233,763
Total accounts receivable	$7,227,268	$6,595,668

Other receivables consist of reimbursable costs from multiple customers of SDP and taxes receivable.

During the quarter ended, May 31, 2022, SDP had 191 customers with three of those customers accounting for 85% (February 28, 2022 - 1,138 customers with two of those customers accounting for 78%) of revenues and as at May 31, 2022 those three customers accounted for 95% (February 28, 2022, 84%) of accounts receivable, which is a material concentration of risks. During the quarter ended May 31, 2022, SDP's revenue makes up 54% of total revenues.

During the quarter ended May 31, 2022, Simbex had 28 customers with two of those customers accounting for 73% (February 28, 2022, 28 customers with three of those customers accounting for 52%) of revenues. Additionally, during the quarter ended May 31, 2022, Simbex had three customers which, as at May 31, 2022, accounted for 97% (February 28, 2022, four customers accounted for 74%) of accounts receivable. During the quarter ended May 31, 2022, Simbex's revenue makes up 30% of total revenues.

During the quarter ended, May 31, 2022, Mio-Guard had 212 customers with three of those customers accounting for 46% (February 28, 2022, nil) of accounts receivable, which is a material concentration of risks. During the quarter ended May 31, 2022, Mio-Guard's revenue makes up 14% of total revenues.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

  6. Disaggregation of Revenues

	May 31, 2022	May 31, 2021
Sales	$10,010,352	$572,680
Fees and other	38,144	-
Total operating revenues	$10,048,496	$572,680

Investment income	52	5,715
Change in fair value of marketable securities	-	12,045
Total revenue	$10,048,548	$590,440

During the quarter ended May 31, 2022, $6,995,343 of the sales revenue was earned from "point-in-time" revenue ($572,680 for the quarter ended May 31, 2021) and $3,015,009 of the sales revenue was earned "over-a-period" of time ($nil for the quarter ended May 31, 2021).

7. Inventories

The Company tracks inventory as it progresses through the production process. The Company allocates inventory into four major buckets: Raw material, work in progress, trading goods, and finished goods.

	May 31, 2022	February 28, 2022
Raw materials	$5,106,207	$4,640,896
Work in progress	403,966	259,235
Finished goods	87,815	69,308
Trading goods	623,712	-
Total	$6,221,700	$4,969,439

  8. Property and equipment

Cost	February 28, 2022	Acquired March 11, 2022	Total	Additions	Disposal	Translation	May 31, 2022
Machinery and equipment	$1,444,616	$-	$1,444,616	$25,334	$-	$(5,688)	$1,464,262
Computer equipment and software	73,728	45,848	119,576	13,878	-	(2,237)	131,217
Furniture and fixtures	10,235	27,598	37,833	-	-	(197)	37,636
Leasehold improvements	134,516	-	134,516	-	-	(529)	133,987
Total	$1,663,095	$73,446	$1,736,541	$39,212	$-	$(8,651)	$1,767,102

Accumulated Depreciation	February 28, 2022	Acquired March 11, 2022	Total	Additions	Disposal	Translation	May 31, 2022
Machinery and equipment	$178,244	$-	$178,244	$59,683	$-	$(1,004)	$236,923
Computer equipment and software	15,269	-	15,269	6,583	-	(1,710)	20,142
Furniture and fixtures	1,292	-	1,292	420	-	(8)	1,704
Leasehold improvements	8,115	-	8,115	4,259	-	(54)	12,320
Total	$202,920	$-	$202,920	$70,945	$-	$(2,776)	$271,089

Net Book Value	$1,460,175						$1,496,013

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

  9. Intangible assets

Cost	February 28, 2022	Acquired March 11, 2022	Total	Additions	Disposal	May 31, 2022
Tradename-Trademarks	$1,275,794	$220,056	$1,495,850	$-	$-	$1,495,850
Intellectual Property	320,823	-	320,823	-	-	320,823
Customer Base	4,914,553	532,968	5,447,521	-	-	5,447,521
Non-Competes	863,760	49,608	913,368	-	-	913,368
Other Intangible Assets	-	208,582	208,582	-	-	208,582
Total	$7,374,930	$1,011,214	$8,386,144	$-	$-	$8,386,144

Accumulated depreciation	February 28, 2022	Acquired March 11, 2022	Total	Additions	Disposal	May 31, 2022
Tradename-Trademarks	$133,260	$-	$133,260	$76,058	$-	$209,318
Intellectual Property	51,968	-	51,968	17,234	-	69,202
Customer Base	169,783	-	169,783	92,911	-	262,694
Non-Competes	93,337	-	93,337	47,132	-	140,469
Other Intangible Assets	-	-	-			-
Total	$448,348	$-	$448,348	$233,335	$-	$681,683

Net Book Value	$6,926,582					$7,704,461

  10. Accounts payable and accrued liabilities

	May 31, 2022	February 28, 2022

Accounts payable	$3,635,115	$2,862,694
Accrued liabilities	400,650	816,702
Other liabilities	1,447,215	562,262
Total	$5,482,980	$4,241,658

Other liabilities include unearned customer deposits and unearned revenues totaling $1,287,163 (February 28, 2022, $426,609).

During the quarter ended, May 31, 2022, ALG had one supplier, which accounted for 100% (February 28, 2022, 100%) of its accounts payable, which is a material concentration of risks.

11. Line of credit and debt

The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2023. Borrowings' bear interest at 4% or prime +0.75%, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by its entire $5,597,989 (US $4,425,987) of inventory and $4,273,655 (US $3,378,918) of accounts receivable of SDP and not the Parent or any other subsidiary. As of May 31, 2022, the balance outstanding under the agreement was $5,237,735 (US $4,141,157) (February 28, 2022 - $5,497,249 (US$4,329,224).

In accordance with the refinanced agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to May 31, 2022, the Company was in compliance with the financial covenant.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

Debt

	Crestmark term loan	Total Debt

Balance, February 28, 2022	$856,119	$856,119
Additions	-	-
Forgiveness of loan	-	-
Principal repayments	(42,541)	(42,541)
Translation	(3,155)	(3,155)

Balance, May 31, 2022	810,423	810,423
Less: current portion	(176,292)	(176,292)
Long-term portion	$634,131	$634,131

As of May 31, 2022, the Company's total debt is $810,423 (February 28, 2022 - $856,119), of which $176,292 is considered current (February 28, 2022 $174,361) and $634,131 is considered long-term (February 28, 2022 $681,758).

Term Note

On June 9, 2021, the Company borrowed $936,696 (US$750,000) with a financial institution, Crestmark. The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP's machinery and equipment, which at May 31 2022 was $1,197,758. The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% with monthly payments of principal and interest in the amount of $18,433 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. The borrowings are guaranteed by the stockholders of the Company. As of May 31, 2022, the balance of the note was $810,423 (US$640,752).

12. Leases

Set out below are the carrying amount of right of use assets and the movements during the quarter ended May 31, 2022:

Right-of-use assets
Balance, February 28, 2022	$3,941,840
Acquired	476,956
Amortization	(108,375)
Translation	(17,937)
Balance, May 31, 2022	$4,292,484

	Lease liability	Current	Long-term
Balance, February 28, 2022	$4,179,688	$245,257	$3,934,431
Acquired	471,926
Interest lease expense	61,575
Lease payments	(132,402)
Translation	(18,777)
Balance, May 31, 2022	$4,562,010	$338,226	$4,223,784

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

Future minimum lease payments payable are as follows:

Twelve months ending May 31, 2023	$570,263
Twelve months ending May 31, 2024	586,674
Twelve months ending May 31, 2025	602,637
Twelve months ending May 31, 2026	619,486
Twelve months ending May 31, 2027	589,308
2028 and thereafter	3,484,518
Total future minimum lease payments	6,452,886
Less: Interest on lease liabilities	(1,890,876)
Total present value of minimum lease payments	4,562,010
Less: current portion	338,226
Non-current portion	$4,223,784

At May 31, 2022, the weighted average remaining lease terms were 12.23 years (February 28, 2022 - 13.3 years) and the weighted average discount rate was 5.42% (February 28, 2022 - 5.46%).

SDP facility lease

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,760,377 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rental of $242,767 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $483,065 (US$381,930), to be renewed annually for the duration of the lease agreement. The letter of credit is secured by a guaranteed investment certificate, which is recorded as security deposit on the unaudited interim condensed consolidated balance sheet.

Simbex office space lease

On October 1, 2021, Simbex LLC entered into a lease agreement for an office space located in Lebanon, NH with an initial lease term of 3 years for a base annual rental of $200,148 (US$157,440), with an option to extend for five years. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $118,753 (US $93,413).

Inspira Financial Company office space lease

On April 1, 2022, Inspira Financial Company entered into a lease agreement for an office space located in Encino, CA with a lease term of 6 months for a base annual rental of $25,110 (US$19,752), with extension options of 6 months each. The base rental amount increases annually on a case-by-case basis. The Company has elected the practical expedient permitted under ASC 842 not to account, as insignificant.

Mio-Guard, LLC facility lease

On January 1, 2022, Mio-Guard LLC entered into a lease agreement for an office space located in Holt, MI with an initial lease term of 5 years for a base annual rental of $108,892 (US$85,656). The base rental amount increases annually on the first day of the lease year at the lesser of 2.27% or 1.25 times the change in the price index, as defined.

13. Stockholders' Equity

a. Share capital

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

As of May 31, 2022, and February 28, 2022, the Company had 53,165,133 and 52,539,162 common shares outstanding, respectively, with a value of $38,391,371 and $38,046,097, respectively.

As of May 31, 2022, and February 28, 2022, the Company had 1,355,425 and 1,355,425 Class A shares outstanding, respectively, with a value of $480,479 and $480,479, respectively.

On May 4, 2022, 454,817 shares of common stock were issued on the exercise of 454,817 broker share purchase warrants at an exercise price of $0.4749 per share. Proceeds received from this exercise totaled $215,953.

On May 25, 2022, 28,154 shares of common stock were issued on the exercise of 28,154 stock options at an exercise price of $0.19 per share. Proceeds received from this exercise totaled $5,329.

On May 31, 2022, 143,000 Class A shares were issued to former owner of SDP at a fair market price of $0.75 per share These shares were issued upon completion of SDP's earn-out period. No cash was required to be received as consideration for these shares. Immediately following the issuance, the 143,000 Class A shares were exchanged for 143,000 common shares of the Company.

Shares to be issued

On May 31, 2022, SDP has concluded its earn-out period and achieved its milestones allowing SDP to receive its full earn-out compensation of 19,162,000 Class A shares (as described in detail in Note 4). These shares will be allocated to the previous owners of SDP based on their percentage of ownership on the date of sale. As of May 31, 2022, the fair value of the shares to be issued is $14,371,500.

As of May 31, 2022, the outstanding Class A shares to be issued are as follows:

	Number of Shares	Price per Share	Value of Shares
Amount to be issued to SDP sellers - May 31, 2022	19,162,000	0.75	$14,371,500
Shares issued	(143,000)	0.75	(107,250)
Balance as at May 31, 2022	19,019,000	0.75	$14,264,250

As of May 31, 2022, 143,000 Class A shares have been issued to one previous owner of SDP and 19,019,000 Class A shares are to be issued.

b. Share based compensation

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period. The outstanding stock options at May 31, 2022 are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted Avg Remaining Life (years)
March 28, 2014	$2.13	5,103	5,103	1.83
September 23, 2019	0.19	28,155	-	2.32
May 29, 2020	0.27	73,700	73,700	2.99
August 18, 2020	0.19	73,700	73,700	8.22
June 8, 2021	0.99	434,830	-	4.01
June 8, 2021	0.86	1,647,990	-	4.01
June 8, 2021	0.86	250,000	250,000	4.01
July 7, 2021	1.39	400,000	-	4.22
December 6, 2021	0.65	1,185,400	-	4.52
January 19, 2022	0.65	150,000	-	4.64
March 9, 2022	0.54	240,000	-	4.78
April 13, 2022	0.78	236,700	-	4.87
April 26, 2022	0.90	350,000	-	4.91
Total	$0.82	5,075,578	402,503	4.34
A summary of the Company's options are as follows:	Number of Options	Weighted Avg. Exercise Price
Balance as at February 28, 2021	2,793,380	$0.27
Options exercised	(1,605,042)	0.23
Options expired and forfeited	(1,345,746)	-
Options issued	4,434,440	0.75
Balance as at February 28, 2022	4,277,032	$0.78
Options exercised	(28,154)	0.01
Options exercised and forfeited	-	-
Options issued	826,700	0.12
Balance as at May 31, 2022	5,075,578	$0.82

The Company recognized $489,089 of stock-based compensation for the quarter ended May 31, 2022 ($19,087 for the quarter ended May 31, 2021).

On March 9, 2022, the Company issued 240,000 options to ten employees of SDP. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.54 per option. The fair value of the options was estimated on the date of the grant at $0.53 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 201%; expected dividend yield of 0%; risk-free interest rate of 1.50%; stock price of $0.54; and expected life of 5 years.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

On April 13, 2022, the Company issued 236,700 options to an officer of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.78 per option. The fair value of the options was estimated on the date of the grant at $0.77 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 210%; expected dividend yield of 0%; risk-free interest rate of 1.54%; stock price of $0.78; and expected life of 5 years.

On April 26, 2022, the Company issued 350,000 options to two employees of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.90 per option. The fair value of the options was estimated on the date of the grant at $0.86 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 214%; expected dividend yield of 0%; risk-free interest rate of 2.58%; stock price of $0.87; and expected life of 5 years.

c. Warrants

The following warrants have been issued this year:

Grant date	Exercise price	Number of warrants	Number of vested warrants	Weighted Avg Remaining Life (years)
May 21, 2021	41.25	2,121,232	2,121,232	0.55
May 21, 2021	0.47	421,414	421,414	0.55
May 21, 2021	0.85	243,675	243,675	0.55
November 11, 2021	0.86	199,804	199,804	1.45
February 15, 2022	0.55	542,431	542,431	2.71
February 15, 2022	0.70	7,749,000	7,749,000	2.71
Total	$0.79	11,277,556	11,277,556	2.16

A summary of the Company's warrants are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Balance as at February 28, 2021	-	$-
Warrants issued as part of finance deal	10,070,036	0.70
Broker warrants issued as part of finance deal	1,662,337	0.09
Balance as at February 28, 2022	11,732,373	$0.79
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Broker warrants exercised	(454,817)
Balance as at May 31, 2022	11,277,556	$0.80

During the quarter ended May 31, 2022, no additional warrants were issued (February 28, 2022 - 10,070,036 warrants and 1,662,337 broker warrants were issued)

On May 4, 2022, 454,817 shares of common stock were issued on the exercise of 454,817 broker share purchase warrants at an exercise price of $0.4749 per share. Proceeds received from this exercise totaled $215,953.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended May 31, 2022 and 2021

(In Canadian Dollars, unless otherwise stated)

14. Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed elsewhere in the Company's unaudited interim condensed consolidated financial statements, related party transactions are as follows.

For the three months ended	May 31, 2022	May 31, 2021
Salaries and short-term benefits	$167,656	$22,775
Stock based compensation	253,748	19,087
Total	$421,404	$41,862

Salary, allowance and other include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors and executive officers of the Company. Stock based compensation are to the directors and executive officers of the Company (Note 13).

15. Capital management

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

The Company manages its capital structure and may make adjustments to it in light of changes in economic conditions and the risk characteristics of its underlying assets. To maintain or adjust its capital structure, the Company may, from time to time, change the amount of dividend paid to shareholders, return capital to shareholders by way of normal course issuer bid, issue new shares, or reduce liquid assets to repay other debt.

16. Net loss per share

For the three months ended	May 31, 2022	May 31, 2021

Net loss	$(3,166,214)	$(634,598)
Weighted average number of Common and Class A shares	54,029,902	34,995,692

Net loss per share from operations

Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

17. Operating expenses

General and administrative expenses include stock-based compensation of $489,089 ($19,087 for the quarter ended May 31, 2021) as well as rent and facility costs, professional fees, public company expenses, insurance and other general expenses.

26
18. Transaction costs including legal, financial, audit, US and Canadian regulatory costs

The Company incurred costs associated with the Change of Business transaction, due diligence of acquisition targets, financing costs, US regulatory costs and the associated accounting and regulatory costs. While these costs are crucial to future operations, they do not represent regular operational costs of the business. The Company presents these costs separately to better allow investors to evaluate the operational status of the Company independently of financing, regulatory and other transaction focused expenses, which were as follows:

	May 31, 2022	May 31, 2021
Consulting and professional fees	456,092	326,392
General expenses	79,354	12,283
Transaction costs	535,446	338,675

19. Cash and cash equivalents

Cash represents bank deposits at financial institutions with high credit rating. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at time of purchase. Cash equivalents, which are carried at fair value and amortized cost, and consist of holdings in a money market fund and in treasury bills. As of May 31, 2022, there are no cash equivalents presented on the unaudited interim condensed consolidated balance sheet (February 28, 2022- $nil).

21. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at May 31, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

Other than the line of credit and debt disclosed in Note 11, the Company does not have any other financial commitments or contingencies.

22. Subsequent Events

The Company announced on June 7, 2022 that it had executed a non-binding agreement to acquire a US$5M revenue plastics business with 40% gross margins. The acquisition target has unaudited annual revenues of approximately US$5M with 40% gross margins. According to the non-binding agreement, Salona Global would pay US$6,500,000 or just over 1.2 times annual revenues, made up of an initial cash payment of US$3,000,000 and the issuance of up to 1,600,000 shares on closing, and US$2,500,000 in deferred payments upon performance.

The Company announced on June 9, 2022 that it had executed a non-binding agreement to acquire a US$14M revenue physical therapy medical and equipment business with 35% gross margins. The acquisition target has unaudited annual revenues of approximately US$14M. It reported 35% unaudited gross margins, has a strong balance sheet relative to revenue, and is generating free cash flow. According to the non-binding agreement, Salona Global would pay US$14,00,000 or one (1) times annual revenues, made up of an initial cash payment of US$9,000,000 on closing and the issuance of up to 3,300,000 shares* and US$3,000,000 in a subordinated note.

The Company announced on June 29, 2022 that it had signed an agreement to distribute the Hyperice™ suite of products. Additionally, Salona Global also announced receipt of its first orders of 600 units for the recently launched Mio-Guard® premium reusable electrode based on the acquisition of intellectual property ("IP") previously announced on April 14, 2022.

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

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in this Report as well as our periodic reports, all of which are difficult to predict. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under "Risk Factors" may not be exhaustive.

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

Acquisition Pipeline

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

On May 21, 2021, we consummated the acquisition of South Dakota Partners Inc. ("SDP") through a subsidiary. SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Information relating to SDP contained in this Report covers the entire quarter ending May 31, 2022.

On September 30, 2021, the Company consummated the acquisition of Simbex, LLC ("Simbex"), an IP-based business that has a portfolio of several revenue and royalty generating products ranging from wearable technology to products for physical stability as well as expertise in development and design of many medical devices on the market it has innovated over the past several years. Simbex generated over $8,000,000 in audited revenues in 2020 with reported gross margins of 50% and was cash flow positive. While there can be no assurances, with the closing of our acquisition of Simbex, management estimates that Salona's annualized run-rate revenue will exceed $24,000,000.  Information relating to Simbex contained in this Report covers the entire quarter ending May 31, 2022.

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

In March 11, 2022, we acquired Mio-Guard, LLC, a Michigan limited liability company ("Mio-Guard") which is engaged in medical device sales and marketing serving the Midwest United States, through a merger with our wholly owned subsidiary.  Mio-Guard and its predecessors had 2021 unaudited annual revenues of approximately $4.5M (US $3.6M) with 25% gross margins.  Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over fifty sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school to college to professional athletics.

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

We intend to acquire any identified medical device targets using a structure similar to our acquisitions of SDP, Simbex, ALG and Mio-Guard.  It is intended that potential targets would primarily or solely receive Company equity as consideration for the potential acquisition rather than cash, which would reduce our requirement for additional capital. Additionally, to date, discussions are most advanced with targets that are operationally cash flow positive, which may enhance our ability to borrow for additional capital needs.

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

Revenues

			2022 vs 2021
	May 31, 2022	May 31, 2021	$ Change	% Change
Revenue	$10,048,548	$590,440	$9,458,108	$1,602%
Gross Margin	3,642,265	206,975	3,435,290	1,660%
Adjusted EBITDA	$1,254,894	$(271,720)	$1,526,614	(562%)

Adjusted EBITDA

Adjusted EBITDA is calculated as follows:

	May 31, 2022	May 31, 2021
Adjusted EBITDA	$1,254,894	$(271,720)
Less: Stock Based Compensation	(489,089)	(19,087)
Amortization of intangible asset	(233,335)	(8,179)
Depreciation of property and equipment	(70,945)	(4,860)
Depreciation of right-of-use asset	(108,375)	(3,617)
Interest Expense	(131,849)	(7,244)
Foreign exchange gain	244	3,246
Change in fair value of SDP earn-out consideration	(2,451,600)	-
Change in fair value of contingent consideration	(459,693)	-
Gain on share for debt settlement	-	15,538
Transaction costs including legal, financial, audit and US & Canadian regulatory expenses	(535,446)	(338,675)
Current income tax expense	-	-
Deferred income tax recovery	58,980	-
Net Loss	$(3,166,214)	$(634,598)

RESULTS OF OPERATIONS`

Revenues

			2022 vs 2021
	May 31,	May 31,
	2022	2021	$ Change		% Change
Revenue	$10,048,548	590,440	9,458,108	$	$$1,602%

Since the acquisition of SDP on May 21, 2021, Simbex on September 30, 2021, Mio-Guard on March 11, 2022 and the sales channel assets of ALG on November 28, 2021, we have continued generating sales revenue in line with each of their pre-COVID revenue figures and each continue to grow. From March 1, 2022, through May 31, 2022, we generated sales of $10,048,548.

			2022 vs 2021
	May 31,	May 31,
	2022	2021	$ Change	% Change
Cost of Revenue
Direct service personnel	$1,513,839	$44,914	$1,468,925	3,271%
Direct material costs	$4,636,081	$338,551	$4,297,530	1,269%
Other direct costs	$256,363	$-	$256,363	100%

Cost of revenue includes our labor costs expended in the production of medical devices, and related expenses allocated directly to the production of medical devices, and our cost of actual materials used in the production process from March 1, 2022 through May 31, 2022. The ongoing issues with the global supply chain process caused by COVID-19 and other economic factors has impacted the Company's ability to source affordable components. While there can be no assurances, management believes that the negative impacts on the Company's sourcing of components will diminish as the global supply chain stabilizes.

Amortization, Depreciation, Interest, Transaction Costs and Foreign Exchange Gain

			2022 vs 2021
	May 31,	May 31,
	2022	2021	$ Change	% Change
Amortization of intangible assets	$(233,335)	$(8,179)	$(225,156)	2,753%
Depreciation of property and equipment	(70,945)	(4,860)	(66,085)	1,360%
Amortization of right-of-use assets	(108,375)	(3,617)	(104,758)	2,896%
Interest expense	(131,849)	(7,244)	(124,605)	1,720%
Foreign exchange gain	244	3,246	(3,002)	(92%)
Transaction costs including legal, financial, audit, US & Canadian Regulatory	$(535,446)	$(338,675)	$(196,771)	58%

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

Transaction costs include legal, financial, audit, US and Canadian regulatory expenses and other fees incurred in connection with the Change of Business transaction, the SDP, Simbex, Mio-Guard, and ALG acquisitions, due diligence of acquisition targets, financing costs, US regulatory costs, and associated accounting and other costs. While these costs are necessary to the change of our line of business, they are not operational expenses of the business.

			2022 vs 2021
	May 31,	May 31,
	2022	2021	$ Change	% Change
Foreign currency translation gain (loss)	$(377,287)	$(312,125)	$(65,162)	21%

Since we operate in the United States, we are exposed to foreign currency risk. We are unable to effectively predict swings in the foreign exchange value of the U.S. Dollar against the Canadian Dollar. When currency is moved between denominations, a gain or loss may be realized which management is unable to accurately predict.

Liquidity and Capital Resources

We fund our operations through cash from operations and asset-based loans secured by subsidiary inventory and accounts receivable from third parties. As of May 31, 2022, we had $6,876,824 of cash and cash equivalents, total restricted cash and marketable securities, which was a decrease of $1,180,276 from the balance as of February 28, 2022. During the quarter ended May 31, 2022, we generated $215,953 from the exercise of 454,817 broker share purchase warrants. During the quarter ended May 31, 2022, we generated $5,329 from the exercise of 28,154 of stock options.

Long Term Debt

On June 9, 2021, our subsidiary SDP entered into a $6,864,840 (US$5,400,000) revolving loan facility with a third-party financial institution, which refinanced their existing revolving loan facility and other notes.  All amounts outstanding under the $6,864,840 revolving loan facility bear interest at the greater of 4% or prime plus 0.75% per annum, and any accrued unpaid interest is payable monthly, with a maturity of August 1, 2023. The repayment obligations under the $6,864,840 facility are secured by a first priority lien on substantially all of the assets of SDP and are not guaranteed by the Company or any other subsidiary. In addition, on June 9, 2021, SDP issued a secured promissory note in the principal amount of $936,696 (US$750,000) which evidenced the refinancing of two outstanding loans. The note bears interest at the greater of 6% or prime rate plus 2.75% per annum. Principal and accrued but unpaid interest due on the note are payable monthly in equal installments over a 36-month period, and the repayment obligations under the note are secured by a lien on substantially all of the assets of SDP. As of May 31, 2022, we had long term debt of $810,423 related to the above note, as compared to $856,119 on February 28, 2022.

Cash Flows

The following table is a summary of our cash flows for the quarters ended May 31, 2022, and May 31, 2021:

	May 31, 2022	May 31, 2021
Net cash used in operating activities	$(505,951)	$(643,317)
Net cash (used in) provided by for investing activities	(35,849)	255
Net cash used in financing activities	(192,745)	(346,943)
Net decrease in cash and cash equivalents and restricted cash	(734,545)	(990,005)

Net Cash Used in Operating Activities

During the quarter ended May 31, 2022, $505,951 was used for operating activities compared to $643,317 used for operating activities for the quarter ended May 31, 2021. This cash flow was mostly used to ensure continued operation of the Company and capital raising expenses.

Net Cash (Used in) Provided by Investing Activities

During the quarter ended May 31, 2022, $35,849 was used in investing activities, compared to $255 that was provided for the quarter ended May 31, 2021. This decrease in cash flow reflects funds used to acquire new property and equipment.

Net Cash Used in Financing Activities

During the quarter ended May 31, 2022, $192,745 was used in financing activities, compared to $346,943 used during the quarter ended May 31, 2021. The cash was primarily used to pay down a loan held by SDP. Cash was received from the exercise of stock options and share purchase warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes. We currently do not have any investments in marketable securities, which would expose us to market risks.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Long Term Debt". At May 31, 2022, our subsidiary SDP had two variable rate debt instruments outstanding that are impacted by changes in interest rates.  The interest rate of SDP's revolving loan facility is equal to the 4% or prime plus 0.75% per annum, and the interest rate of SDP's secured promissory note is equal to the  greater of 6% or prime rate plus 2.75% per annum.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the U.S. Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of May 31, 2022, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2022.

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

As discussed above, we acquired SDP on May 21, 2021, Simbex on September 30, 2021, the ALG assets on November 28, 2021, and Mio-Guard LLC on March 11, 2022 through several wholly owned subsidiaries.  In addition to operating the businesses acquired in connection with our recent acquisitions, our current strategy is to identify and acquire additional operating businesses in the medical technology/device sector.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. We have limited financial resources and there is no assurance that additional funding will be available to us for further operations or to fulfill our obligations under applicable agreements.  There is no assurance that we can generate revenues, operate profitably, or provide a return on investment, or that we will successfully implement our business plans.

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

We are dependent on key customers, suppliers, markets and products.

We produce a limited number of products and have a concentration of orders from key customers, primarily in the U.S. market, from which we derive a substantial portion of our revenue. In connection with the acquisition of SDP, we acquired SDP's two main supply agreements, which in the aggregate contributed 68% of their total revenue for the fiscal year ended February 28, 2022. In connection with the acquisition of Simbex we acquired three main supply agreements which in aggregate contributed 52% of their revenue for the fiscal year ended February 28, 2022. These supply agreements may be terminated by either party from time to time under certain conditions. Customers may cancel or choose not to renew their contracts. Changes in economic conditions could influence future actions of our partners or other customers. To the extent that any significant agreement or agreements with our customers are canceled, including, without limitation, our supply agreements, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be materially adversely affected. We seek to expand our product offerings, increase the number of customers and expand our markets, but there is no assurance that this plan will succeed.

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

We are subject to various restrictive covenants and events of default, including payment of interest and principal when due, under a commercial loan agreement entered into by our subsidiary SDP with a third party financial institution on June 9, 2021 in connection with a $6,864,840 (US$5,400,000) revolving loan facility maturing on August 1, 2023, and a secured promissory note issued by SDP in the principal amount of $953,450 (US$750,000) maturing on June 1, 2024 (collectively, the "Loans"). If there is an event of default under the Loans, the principal amount owing thereunder, plus accrued and unpaid interest, may be declared immediately due and payable.  If such an event occurs, it could have a material negative financial impact on the Company.  Any extended default under the Loans could result in the loss of our entire business.  In addition, the Loans include various conditions and covenants that require us to obtain consents prior to carrying out certain activities and entering into certain transactions.  The inability to meet these conditions and covenants or obtain lenders' consent to carry out restricted activities could materially and adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by the Company within the past three years through June 13, 2022 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below to accredited investors pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act or pursuant to Regulation S promulgated under the Securities Act.

  On May 31, 2022, 143,000 Class A shares were issued to former owner of SDP at a fair market price of $0.75 per share These shares were issued upon completion of SDP’s earn-out period. No cash was required to be received as consideration for these shares. Immediately following the issuance, the 143,000 Class A shares were exchanged for 143,000 common shares of the Company.

  On May 25, 2022, 28,154 shares of common stock were issued on the exercise of 28,154 stock options at an exercise price of $0.19 per share. Proceeds received from this exercise totaled $5,329.

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

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Date: July 14, 2022	/s/ Leslie Cross
Leslie Cross, Chairman of the Board and Interim Chief Executive Officer

/s/ Melissa Polesky-Meyrowitz, CPA
Melissa Polesky-Meyrowitz, CPA, Chief Financial Officer (in her capacity as Principal Accounting Officer)