Form 10-Q
period 2022-08-31
Salona Global Medical Device Corp
filed 2022-10-17
CIK 1617765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-266806

SALONA GLOBAL MEDICAL DEVICE CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(I.R.S. Employer Identification Number)	(State or other jurisdiction of incorporation or organization)

6160 Innovation Way, Carlsbad, California	92009
(Address of principal executive offices)	Zip Code

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

Yes ☐ No ☒

On October 14, 2022, 53,707,779 common shares, no par value, and 1,355,425 Class A shares, no par value, were outstanding.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

As used in this Quarterly Report on Form 10-Q, the terms "the Company," "us," "our," the "Company" and "Salona" mean Salona Global Medical Device Corporation (a corporation incorporated under the laws of the Province of British Columbia formerly known as Brattle Street Investment Corp.) and its subsidiaries (unless the context indicates a different meaning).

SALONA GLOBAL MEDICAL DEVICE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended August 31, 2022, and August 31, 2021

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Balance Sheets

As at August 31, 2022, (unaudited) and February 28, 2022 (audited)
(In Canadian Dollars, unless specified otherwise)

	Note	August 31, 2022	February 28, 2022
Assets
Cash and cash equivalents	19	$6,938,101	$8,057,100
Accounts receivable, net	5	7,873,452	6,595,668
Inventories, net	7	7,873,173	4,969,439
Prepaid expenses and other receivables		632,603	412,794
Total current assets		23,317,329	20,035,001
Security deposit	12	500,710	484,975
Property and equipment, net	8	1,534,523	1,460,175
Right-of-use assets, net	12	4,334,212	3,941,840
Intangible assets, net	9	7,695,479	6,926,582
Goodwill	4	10,554,426	9,833,039
Total assets		$47,936,679	$42,681,612

Liabilities and stockholders' equity
Liabilities
Line of credit	11	$6,141,853	$5,497,249
Accounts payable and accrued liabilities	10	5,776,828	3,679,396
Current portion of debt	11	185,487	174,361
Current portion of lease liability	12	351,480	245,257
Other liabilities	10	1,821,163	562,262
Obligation for payment of earn-out consideration	4	10,757,442	12,997,846
Total current liabilities		25,034,253	23,156,371
Debt, net of current portion	11	612,561	681,758
Lease liability, net of current portion	12	4,294,501	3,934,431
Deferred tax liability		1,936,592	1,755,889
Total liabilities		31,877,907	29,528,449

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 53,426,054 shares issued and outstanding as of August 31, 2022 (February 28, 2022: 52,539,162)	13	38,592,772	38,046,097
Class A shares; no par value, unlimited shares authorized; 1,355,425 shares issued and outstanding as of August 31, 2022 (February 28, 2022: 1,355,425)	13	480,479	480,479
Common stock to be issued: 281,726 common shares to be issued as of August 31, 2022 (February 28, 2022: nil)	13	174,670	-
Class A Shares to be issued: 19,019,000 Class A shares to be issued as of August 31, 2022 (February 28, 2022: nil)	13	14,264,250	-
Additional paid-in-capital	13	7,661,467	6,985,107
Accumulated other comprehensive income		1,048,313	1,006,361
Deficit		(46,163,179)	(33,364,881)
Total stockholders' equity		16,058,772	13,153,163
Total liabilities and stockholders' equity		$47,936,679	$42,681,612
Contingencies (Note 20)
Subsequent events (Note 21)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless specified otherwise)

		3 months ended		6 months ended
	Note	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Revenues	6	$10,044,239	$3,973,773	$20,092,787	$4,564,213
Cost of revenue
Direct service personnel		1,478,335	232,269	2,992,174	277,183
Direct material costs		5,240,254	2,537,333	9,876,335	2,875,884
Other direct costs		297,137	-	553,500	-
Total cost of revenue		7,015,726	2,769,602	13,422,009	3,153,067
Gross margin		3,028,513	1,204,171	6,670,778	1,411,146
Operating expenses
General and administrative	17	3,338,463	1,103,843	6,111,146	1,601,625
Total operating expenses		3,338,463	1,103,843	6,111,146	1,601,625
Net (loss) income before the undernoted		(309,950)	100,328	559,632	(190,479)
Amortization of intangible assets	9	(251,517)	(70,609)	(484,852)	(78,788)
Depreciation of property and equipment	8	(73,909)	(61,096)	(144,854)	(65,956)
Amortization of right-of-use assets	12	(113,843)	(35,266)	(222,218)	(38,883)
Interest expense		(150,227)	(136,840)	(282,076)	(144,084)
Foreign exchange (loss) gain		(12)	7,291	232	10,537
Gain on debt settlement		-	-	-	15,538
Change in fair value of SDP earn-out consideration	4	-	-	(2,451,600)	-
Change in fair value of contingent consideration	4	(8,053,337)	-	(8,513,030)	-
Transaction costs including legal, financial, audit, US & Canadian regulatory expenses	18	(709,460)	(886,793)	(1,348,683)	(1,225,468)
Net loss before taxes		(9,662,255)	(1,082,985)	(12,887,449)	(1,717,583)
Current income tax expense		(30,032)	(1,988)	(30,032)	(1,988)
Deferred income tax recovery		60,203	-	119,183	-
Net loss		(9,632,084)	(1,084,973)	(12,798,298)	(1,719,571)
Other comprehensive loss
Foreign currency translation gain		419,339	328,126	41,952	16,001
Comprehensive loss		$(9,212,745)	$(756,847)	$(12,756,346)	$(1,703,570)
Net loss per share
Basic and diluted	16	$(0.18)	$(0.02)	$(0.24)	$(0.04)
Weighted average number of common shares outstanding		54,585,788	44,691,010	54,307,845	39,843,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless specified otherwise)

	Common stock		Class A Shares		Common stock to be issued		Class A Shares to be issued
	Number	Amount $	Number	Amount $	Number	Amount $	Number	Amount $	Additional paid-in- capital $	Accumulated other comprehensive income $	Deficit $	Total $

Balance - May 31, 2021	44,677,545	36,514,189	1,355,425	480,479	-	-	-	-	3,466,683	631,195	(29,627,460)	11,465,086
Stock based compensation	-	-	-	-	-	-	-	-	446,213	-	-	446,213
Shares issued on exercise of options	112,617	38,684	-	-	-	-	-	-	(17,292)	-	-	21,392
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	328,126	-	328,126
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,084,973)	(1,084,973)
Balance - August 31, 2021	44,790,162	36,552,873	1,355,425	480,479	-	-	-	-	3,895,604	959,321	(30,712,433)	11,175,844

Balance - February 28, 2021	33,813,308	31,065,513	-	-	-	-	-	-	3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	-	-	-	-	465,300	-	-	465,300
Shares issued on exercise of options	1,605,042	572,350	-	-	-	-	-	-	(195,458)	-	-	376,892
Shares exchanged to Class A Shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-	-	-	-	-
Shares for debt settlement	737,000	94,999	-	-	-	-			-	-	-	94,999
Shares issued on financing, net	9,990,237	5,300,490	-	-	-	-	-	-	-	-	-	5,300,490
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	16,001	-	16,001
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,719,571)	(1,719,571)
Balance - August 31, 2021	44,790,162	36,552,873	1,355,425	480,479	-	-	-	-	3,895,604	959,321	(30,712,433)	11,175,844

Balance - May 31, 2022	53,165,133	38,391,371	1,355,425	480,479	-	-	19,019,000	14,264,250	7,457,454	628,974	(36,531,095)	24,691,433
Stock based compensation	-	-	-	-	-	-	-	-	378,683	-	-	378,683
Shares for debt settlement	260,921	201,401	-	-	-	-	-	-	-	-	-	201,401
Shares issued on financing, net	-	-	-	-	281,726	174,670	-	-	(174,670)	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	419,339	-	419,339
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(9,632,084)	(9,632,084)
Balance - August 31, 2022	53,426,054	38,592,772	1,355,425	480,479	281,726	174,670	19,019,000	14,264,250	7,661,467	1,048,313	(46,163,179)	16,058,772

Balance - February 28, 2022	52,539,162	38,046,097	1,355,425	480,479	-	-	-	-	6,985,107	1,006,361	(33,364,881)	13,153,163
Stock based compensation	-	-	-	-	-	-	-	-	867,772	-	-	867,772
Shares issued on exercise of options	28,154	8,426	-	-	-	-	-	-	(3,097)	-	-	5,329
Shares issued on exercise of broker warrants	454,817	229,598	-	-	-	-	-	-	(13,645)	-	-	215,953
Shares for debt settlement	260,921	201,401	-	-	-	-	-	-	-	-	-	201,401
Shares issued on financing, net	-	-	-	-	281,726	174,670	-	-	(174,670)	-	-	-
Shares to be issued related to acquisition of SDP	-	-	-	-	-	-	19,162,000	14,371,500	-	-	-	14,371,500
Shares issued related to acquisition of SDP	-	-	143,000	107,250	-	-	(143,000)	(107,250)	-	-		-
Class A Shares exchanged for common shares	143,000	107,250	(143,000)	(107,250)	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	41,952	-	41,952
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(12,798,298)	(12,798,298)
Balance - August 31, 2022	53,426,054	38,592,772	1,355,425	480,479	281,726	174,670	19,019,000	14,264,250	7,661,467	1,048,313	(46,163,179)	16,058,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Cash Flows
For the six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless specified otherwise)

		August 31, 2022	August 31, 2021
Operating activities	Note
Net loss		$(12,798,298)	$(1,719,571)
Non-cash items:
Depreciation and amortization	8, 9, 12	851,924	183,627
Interest accretion on lease liability	12	124,075	47,818
Stock based compensation	13	867,772	465,300
Change in fair value of contingent consideration	4	8,513,030	-
Change in fair value of SDP earn-out consideration	4	2,451,600	-
Change in fair value of marketable securities		-	(6,824)
Realized gain on sale of marketable securities		-	(10,023)
Changes in operating assets and liabilities:
Accounts receivable		(738,342)	(791,841)
Prepaid expenses and other receivables		(400,999)	(200,789)
Inventories		(1,747,308)	628,708
Accounts payable and accrued liabilities		1,166,444	579,478
Other liabilities		638,726	(88,611)
Deferred tax liability		(119,183)	-

Net cash used in operating activities		(1,190,559)	(912,728)

Investing activities
Cash received on acquisition of SDP	4	-	461,321
Cash received on acquisition of Mio-Guard	4	3,363	-
Proceeds on sale of marketable securities		-	496,526
Acquisition of intellectual property	9	(242,535)	-
Acquisition of property and equipment	8	(98,793)	(19,914)

Net cash (used in) provided by investing activities		(337,965)	937,933

Financing activities
Repayment of long-term debt	11	(84,040)	(2,019,097)
Proceeds from line of credit, net	11	456,425	936,895
Issuance costs	13	-	(124,884)
Proceeds from exercise of stock options	13	5,329	376,892
Proceeds from exercise of broker warrants	13	215,953	-
Lease payments	12	(276,513)	(61,540)
Net cash provided by (used in) financing activities		317,154	(891,734)

Effect of foreign exchange rates on cash		92,371	36,063
Decrease in cash and cash equivalents		(1,211,370)	(866,529)
Cash and cash equivalents and restricted cash, opening		8,057,100	12,506,142
Cash and cash equivalents and restricted cash, closing		$6,938,101	$11,675,676

Supplementary
Interest		$158,001	$153,047
Income taxes		30,032	1,988
Common stock issued for debt		201,401	94,999
Restricted cash including the closing balance above		-	481,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

1. Description of the business

Salona Global Medical Device Corporation (formerly known as Brattle Street Investment Corp.) ("the Company," "us," "our," "Salona," “Salona Global,” or the "Company"), is a publicly traded company listed on the TSX Venture Exchange (the "Exchange" or "TSXV"). The Company is an acquisition oriented, US-based and revenue generating medical device technology company. The Company aims to leverage the liquid Canadian capital markets to acquire small to midsize US and internationally based medical device products and companies with the goal of expanding sales and improving operations. The Company's aim is to create a large, broad-based medical device company with global reach.

The Company was incorporated under the Canada Business Corporations Act on September 17, 2013. The Company's common shares trade on the Exchange under the symbol "SGMD". The Company's registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario, Ontario, M4G 3B5.

On December 21, 2020, the Company consolidated its issued and outstanding common shares based on 7.37 post-consolidation common shares for 10 pre-consolidation common shares (the "Consolidation"). These shares were retroactively restated on the consolidated statements of stockholders' equity.

On May 21, 2021, the Company acquired South Dakota Partners Inc. ("SDP").

On September 30, 2021, the Companyacquired Simbex, LLC ("Simbex").

On November 29, 2021, the Company launched a new U.S. sales subsidiary called ALG Health Plus, LLC ("Health Plus"), aimed at selling medical devices and supplies to small, independent hospitals and group purchasing organizations, organizations that offer small medical offices and clinics access to devices and supplies on a larger scale creating efficiencies by aggregating purchasing volumes.

On March 11, 2022, the Company acquired Mio-Guard, LLC ("Mio-Guard").

On September 23, 2022, the Company acquired DaMar Plastics Manufacturing, Inc. ("DaMar").

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
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

The financial information contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2022, that the Company filed on May 31, 2022.

Functional and presentation currency

These unaudited interim condensed consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its operating subsidiaries Inspira Financial Company, Inspira SaaS Billing, Inc., Simbex, LLC, ALG Health Plus, LLC, Mio-Guard, SDP, and its holding company subsidiaries noted below is US dollars.

3. Significant accounting policies

a) Basis of consolidation

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company, Mio-Guard, LLC ("Mio-Guard"), 1077863 B.C., Ltd, and Inspira SAAS Billing, Inc. in the United States. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Acquisition Parent I Corporation, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp, and Simbex Acquisition Parent I Corporation. The Company owns 100% of all its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

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

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of August 31, 2022, the Company has one segment, healthcare operations, which includes production, design, development, and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expense from this segment are disclosed in the unaudited interim condensed consolidated balance sheets and statements of operations and comprehensive loss.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

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

As of August 31, 2022, and February 28, 2022, respectively, the Company did not identify any financial assets and liabilities other than contingent considerations resulting from the SDP, Simbex, ALG, and Mio-Guard acquisitions, that would be required to be presented on the unaudited interim condensed consolidated balance sheet at fair value.

f) Revenue recognition

Revenue comprises goods and services provided to the Company's contracted customers and sales-based royalties charged by the Company to licensees of the Intellectual Property (IP) developed by the Company.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

The principles in ASC 606 are applied using the following five steps:

1. Identify the contract with a customer;

2. Identify the performance obligation(s) in the contract;

3. Determine the transaction price;

4. Allocate the transaction price to the performance obligation(s) in the contract; and

5. Recognize revenue when (or as) the performance obligation(s) are satisfied.

SDP, Mio-Guard and Health Plus recognize revenue at a point-in-time upon transfer of control of goods to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company received or expects to receive in exchange for the goods. Simbex recognizes its revenue over time as it meets its milestones and performs its obligations as agreed upon in its contracts with its customers. Payment received prior to the delivery of service is classified as deferred revenue.

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

g) Research and development costs

Research and development costs are generally expensed as incurred. These costs primarily consist of personnel and related expenses and are classified as part of the general and administrative expenses on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

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

i) Inventories

Inventories are comprised of raw material, work-in-progress, trading goods, and finished goods, which consist principally of electrodes, electronic components, subassemblies, steel, hardware, and fasteners and are stated at the lower of cost (first-in, first-out) and net realizable value and include direct labor, materials, and other related costs. The Company periodically reviews inventory for evidence of slow-moving or obsolete items, and writes inventory down to net realizable value, as needed.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

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

j) Goodwill

Goodwill represents the excess of costs over fair value of net assets acquired from the Company's business combinations. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the FASB issued Accounting Standards Update ("ASU") No. 2017-04 Intangibles-Goodwill and Other (Topic 350). Because an assembled workforce cannot be sold or transferred separately from the other assets in the business, any value attributed to it is subsumed into goodwill. The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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
For the three and six months ended August 31, 2022, and 2021
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
For the three and six months ended August 31, 2022, and 2021
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

p) Basic and Diluted Earnings Per Share

The Company has adopted the ASC 260-10 which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company's common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as of August 31, 2022.

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
For the three and six months ended August 31, 2022, and 2021
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

For the period ended August 31, 2022, the Company concluded based on the above mentioned that the issued investor warrants and broker warrants met the criteria for equity classification in accordance with ASC 815-40 and therefore were classified under equity. The fair value of those warrants is determined by using Black Scholes valuation model on the date of issuance. Relative fair value method is applied to allocate gross proceeds from equity financing into its shares and warrants portion respectively. Those costs directly contributable to equity financing are accounted for as a reduction under stockholders' equity.

t) Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

u) Recently issued pronouncements

In October 2021 FASB, issued Accounting Standards Update (ASU) ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on the Company's unaudited interim condensed consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after January 1, 2023, as amended by ASU No. 2019-10, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its unaudited interim condensed consolidated financial statements as well as whether to early adopt the new guidance.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

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

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying unaudited interim condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

In accordance with ASC 805 "Business Combinations" the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition is as follows:

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

As of May 31, 2022, SDP has concluded its earn-out period and has met both the revenue and adjusted net asset threshold requirements to receive its full 19,162,000 non-voting "Class A" shares of common stock. As such, this obligation has been removed from the liability section of the unaudited interim condensed consolidated balance sheet as a contingent liability (as shown on the February 28, 2022, Consolidated Balance Sheet) and has been moved to the equity section as Share Capital. Please refer to the "Unaudited Interim Condensed Consolidated Statement of Stockholders' Equity" for more detail regarding this reclassification. As of May 31, 2022, the date of issuance, the fair value of the 19,162,000 shares was $14,371,500 (fair value as of February 28, 2022, was $11,919,900), of which 143,000 were issued at a value of $107,250.  The change in fair value of $2,451,600 has been reflected as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Assets Acquired from ALG-Health, LLC:

On November 29, 2021, the Company consummated the acquisition of the customer lists, sales orders and supply agreements and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for non-voting securities of Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, our subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG.

The table below summarizes the estimated value of the total consideration to be paid to ALG as of August 31, 2022:

Value of Earn-out / Contingent Consideration	$1,529,507
Total Consideration	$1,529,507

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Health Plus’s and ALG’s business arrangement achieving certain milestones. The fair value of the contingent consideration liability on November 29, 2021 and February 28, 2022, was estimated to be nil and as such, no contingent liability was recorded on the date of the agreement was executed. As of August 31, 2022, as a result of new arrangements, the fair value of the contingent consideration liability is estimated to be $1,529,507 (February 28, 2022, $nil) using risk free rate of 3.53% and volatility of 46.6%. The $1,529,507 increase in the contingent consideration liability from February 28, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

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

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets". As of August 31, 2022, Management estimates that the amount of goodwill that will be deductible for income tax purposes for the year ending February 28, 2023, is $511,443.

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

● pro-rata bonuses to be paid to employees for 2021; and

● ordinary course bonuses for 2022.

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Simbex's business achieving certain milestones. The fair value of the contingent consideration liability of $6,769,769 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of August 31, 2022, the fair value of the contingent consideration liability is $7,631,636 (February 28, 2022, $1,077,948) using risk free rate of 2.25% and volatility of 77%. The $6,553,688 increase in the contingent consideration liability from February 28, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

On February 28, 2022, the Company updated its assessment of the fair value of goodwill from the Simbex LLC acquisition, in conjunction with the Company's third-party valuation experts based on updated year to date results of the acquired entity, intangible assets, and other factors resulting in an impairment to goodwill of $5,520,522. The fair value of goodwill was calculated by estimating the present value of future cash flows adjusted for redundant assets, working capital, and cost of disposal. The impairment of goodwill and adjustments to contingent consideration represent management's best estimates. Contingent consideration remains an estimate until the consideration is paid in line with the previously published purchase agreements relating to the Company's acquisitions. Goodwill represents an estimate of future value of the business based on acquisition data and always represents management's best estimate due to the variable nature of future performance

Mio-Guard LLC ("Mio-Guard")

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

The business combination accounting is not yet complete, and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date. A summary of the preliminary purchase price allocation at fair value is below.

Cash	$3,363
Accounts receivable	531,601
Inventory	498,897
Property and equipment	73,446
Intangible assets and goodwill	1,732,602
Accounts payable	(764,225)
Due to related parties	(2,307)
Deferred tax liability	(204,912)

Total adjusted purchase price	$1,868,465

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
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

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Mio-Guard's business achieving certain milestones. The fair value of the contingent consideration liability of $1,166,465 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of August 31, 2022, the fair value of the contingent consideration liability is $1,596,299 using risk free rate of 3.53% and volatility of 46.6%.  The change in the fair value of the contingent consideration liability from the date of acquisition, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Since acquisition, Mio-Guard has generated $3,672,264 of revenue and has generated net earnings before tax of $265,411. These amounts are included in the unaudited interim condensed consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Mio-Guard's revenue would have been $3,737,567 and profit before tax would have been $234,435. If the combination had taken place at the beginning of the year, consolidated revenues would have been $20,854,025 and consolidated losses before tax would have been ($3,953,496). The pro forma unaudited results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of Mio-Guard. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

5. Accounts receivable

	August 31, 2022	February 28, 2022

Trade accounts receivable	$7,915,138	$6,416,055
Allowance for doubtful accounts	(70,990)	(54,150)
Other receivables	29,304	233,763
Total accounts receivable	$7,873,452	$6,595,668

Other receivables consist of reimbursable costs from multiple customers of the Company and taxes receivable.

During the quarter ended, August 31, 2022, SDP had four customers accounting for 92% (February 28, 2022 - 1,138 customers with two of those customers accounting for 78%) of revenues and as of August 31, 2022, those four customers accounted for 97% (February 28, 2022, 84%) of accounts receivable, which is a material concentration of risks. During the three and six months ended August 31, 2022, SDP's revenue makes up 49% and 52% of total revenues respectively.

During the quarter ended August 31, 2022, Simbex had two customers accounting for 84% (February 28, 2022, 28 customers with three of those customers accounting for 52%) of revenues. Additionally, as of August 31, 2022, Simbex had five customers which accounted for 99% (February 28, 2022, four customers accounted for 74%) of accounts receivable. During the three and six months ended August 31, 2022, Simbex's revenue makes up 28% and 29% of total revenues respectively.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

6. Disaggregation of Revenues

During the three and six months ended August 31, 2022, $7,251,445 and $14,246,788 of the sales revenue was earned from "point-in-time" revenue respectively ($3,930,297 and $4,502,977 for the three and six months ended August 31, 2021, respectively) and $2,776,173 and $5,791,182 of the sales revenue was earned "over-a-period" of time respectively ($nil for the three and six months ended August 31, 2021).

7. Inventories

The Company tracks inventory for manufactured goods as it progresses through the production process. The Company allocates inventory into four major buckets: Raw material, work in progress, trading goods, and finished goods.  Purchased finished goods are classified as finished goods.

	August 31, 2022	February 28, 2022
Raw materials	$6,741,179	$4,640,896
Work in progress	443,843	259,235
Finished goods	41,947	69,308
Trading goods	646,204	-
Total	$7,873,173	$4,969,439

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

8. Property and equipment

Cost	February 28, 2022	Acquired March 11, 2022	Total	Additions	Disposal	Translation	August 31, 2022
Machinery and equipment	$1,444,616	$-	$1,444,616	$44,233	$-	$47,824	$1,536,673
Computer equipment and software	73,728	45,848	119,576	54,560	-	3,295	177,431
Furniture and fixtures	10,235	27,598	37,833	-	-	1,178	39,011
Leasehold improvements	134,516	-	134,516	-	-	4,365	138,881
Total	$1,663,095	$73,446	$1,736,541	$98,793	$-	$56,662	$1,891,996

Accumulated Depreciation	February 28, 2022	Acquired March 11, 2022	Total	Additions	Disposal	Translation	August 31, 2022
Machinery and equipment	$178,244	$-	$178,244	$121,788	$-	$8,403	$308,435
Computer equipment and software	15,269	-	15,269	13,619	-	788	29,676
Furniture and fixtures	1,292	-	1,292	848	-	60	2,200
Leasehold improvements	8,115	-	8,115	8,599	-	448	17,162
Total	$202,920	$-	$202,920	$144,854	$-	$9,699	$357,473

Net Book Value	$1,460,175						$1,534,523

9. Intangible assets

Cost	February 28, 2022	Acquired March 11, 2022	Total	Additions	Disposal	August 31, 2022
Tradename-Trademarks	$1,275,794	$220,056	$1,495,850	$-	$-	$1,495,850
Intellectual Property	320,823	-	320,823	242,535	-	563,358
Customer Base	4,914,553	532,968	5,447,521	-	-	5,447,521
Non-Competes	863,760	49,608	913,368	-	-	913,368
Other Intangible Assets	-	208,582	208,582	-	-	208,582
Total	$7,374,930	$1,011,214	$8,386,144	$242,535	$-	$8,628,679

Accumulated depreciation	February 28, 2022	Acquired March 11, 2022	Total	Additions	Disposal	August 31, 2022
Tradename-Trademarks	$133,260	$-	$133,260	$153,298	$-	$286,558
Intellectual Property	51,968	-	51,968	50,422	-	102,390
Customer Base	169,783	-	169,783	186,688	-	356,471
Non-Competes	93,337	-	93,337	94,444	-	187,781
Other Intangible Assets	-	-	-	-	-	-
Total	$448,348	$-	$448,348	$484,852	$-	$933,200

Net Book Value	$6,926,582					$7,695,479

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

  10. Accounts payable and accrued liabilities

	August 31, 2022	February 28, 2022

Accounts payable	$5,462,746	$2,862,694
Accrued liabilities	314,082	816,702
Other liabilities	1,821,163	562,262
Total	$7,597,991	$4,241,658

Other liabilities include unearned customer deposits and unearned revenues totaling $1,350,767 (February 28, 2022, $426,609).  Other liabilities also includes a refundable deposit totaling $418,773 (February 28, 2022, $nil).

11. Line of credit and debt

The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2023. Borrowings' bear interest at 4% or prime +0.75% per annum, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by its entire $6,783,850 (US $5,174,562) of inventory and $4,688,623 (US $3,576,097) of accounts receivable of SDP and not the Parent or any other subsidiary. As of August 31, 2022, the balance outstanding under the agreement was $6,141,853 (US $4,684,861) (February 28, 2022 - $5,497,249 (US$4,329,224).

In accordance with the refinanced agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to August 31, 2022, the Company was in compliance with the financial covenant.

Debt

Crestmark term loan

Balance, February 28, 2022	$856,119
Additions	-
Forgiveness of loan	-
Principal repayments	(84,040)
Translation	25,969

Balance, August 31, 2022	798,048
Less: current portion	(185,487)
Long-term portion	$612,561

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

As of August 31, 2022, the Company's total debt is $798,048 (February 28, 2022 - $856,119), of which $185,487 is considered current (February 28, 2022, $174,361) and $612,561 is considered long-term (February 28, 2022 $681,758).

Term Note

On June 9, 2021, the Company borrowed $936,696 (US$750,000) with a financial institution, Crestmark. The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP's machinery and equipment, which on August 31, 2022, was $1,316,344. The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% per annum with monthly payments of principal and interest in the amount of $18,609 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. The borrowings are guaranteed by the stockholders of the Company. As of August 31, 2022, the balance of the note was $798,048 (US$608,732).

12. Leases

Set out below are the carrying amount of right of use assets and the movements during the quarter ended August 31, 2022:

Right-of-use assets
Balance, February 28, 2022	$3,941,840
Acquired	476,956
Amortization	(222,218)
Translation	137,634
Balance, August 31, 2022	$4,334,212

	Lease liability	Current	Long-term
Balance, February 28, 2022	$4,179,688	$245,257	$3,934,431
Acquired	471,926
Interest lease expense	124,075
Lease payments	(276,513)
Translation	146,805
Balance, August 31, 2022	$4,645,981	$351,480	$4,294,501

Future minimum lease payments payable are as follows:

Twelve months ending August 31, 2023	$594,131
Twelve months ending August 31, 2024	610,811
Twelve months ending August 31, 2025	627,475
Twelve months ending August 31, 2026	645,258
Twelve months ending August 31, 2027	584,214
2028 and thereafter	3,480,796
Total future minimum lease payments	6,542,685
Less: Interest on lease liabilities	(1,896,704)
Total present value of minimum lease payments	4,645,981
Less: current portion	351,480
Non-current portion	$4,294,501

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

On August 31, 2022, the weighted average remaining lease terms were 12.03 years (February 28, 2022 - 13.3 years) and the weighted average discount rate was 5.43% (February 28, 2022 - 5.46%).

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,800,970 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rent of $245,085 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $500,710 (US$381,930), to be renewed annually for the duration of the lease agreement. The letter of credit is secured by a guaranteed investment certificate, which is recorded as security deposit on the unaudited interim condensed consolidated balance sheet.

On October 1, 2021, Simbex LLC entered into a lease agreement for an office space located in Lebanon, NH with an initial lease term of 3 years for a base annual rent of $202,058 (US$157,440), with an option to extend for five years. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $119,886 (US $93,413).

On April 1, 2022, Inspira Financial Company entered into a lease agreement for an office space located in Encino, CA with a lease term of 6 months for a base annual rent of $25,350 (US$19,752), with extension options of 6 months each. The base rental amount increases annually on a case-by-case basis. The Company has elected the practical expedient permitted under ASC 842 not to account, as insignificant. Inspira Financial Company terminated this lease of September 30, 2022.

On September 21, 2022, Inspira Financial Company entered into a lease agreement for its corporate headquarters and distribution center located in Carlsbad, CA for a base annual rent of $102,852 (US $80,140). The lease began on October 1, 2022, with an initial lease term of 4 years and 2 months, which will end on November 30, 2026. The initial lease agreement includes an option to renew for an additional 5 years. The base rental amount increases annually as per the base rent schedule included in the lease agreement.

On January 1, 2022, Mio-Guard LLC entered into a lease agreement for an office space located in Holt, MI with an initial lease term of 5 years for a base annual rent of $109,931 (US$85,656). The base rental amount increases annually on the first day of the lease year at the lesser of 2.27% or 1.25 times the change in the price index, as defined.

13. Stockholders' Equity

a. Share capital

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

As of August 31, 2022, and February 28, 2022, the Company had 53,426,054 and 52,539,162 common shares outstanding, respectively, with a value of $38,592,772 and $38,046,097, respectively.

As of August 31, 2022, and February 28, 2022, the Company had 1,355,425 and 1,355,425 Class A shares outstanding, respectively, with a value of $480,479 and $480,479, respectively.

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

On July 22, 2022, the Company entered into a share for debt agreement, pursuant to which it issued an aggregate of 260,921 shares of common stock in satisfaction of $201,401 (US$156,553) of indebtedness owed to a service provider. The 260,921 shares of common stock were valued at $201,401 (US $156,553) based on a share price on the date of issuance.

Shares to be issued

In connection with the closing of the February 15, 2022 Private Offering, the Company entered into a Registration Rights Agreement with the purchasers and the Underwriters (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering the resale of the common shares issued and issuable in connection with the Private Offering (collectively, the “Securities”). Under the Registration Rights Agreement, the Company was obligated to file the Registration Statement no later than April 1, 2022, and to use commercially reasonable efforts to cause the Registration Statement to be declared effective no later than 180 days after February 15, 2022. As a result of the Company’s delay in filing and causing the Registration Statement to become effective timely, the liquidated damages to the purchasers and the Underwriters was an aggregate amount of 281,726 additional common shares.  On September 14, 2022, these 281,726 common shares were issued.

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

As of August 31, 2022, 143,000 Class A shares have been issued to one previous owner of SDP and 19,019,000 Class A shares are to be issued.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

b. Share based compensation

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period. The outstanding stock options on August 31, 2022 are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted Avg Remaining Life (years)
March 28, 2014	$2.13	5,103	5,103	1.58
September 23, 2019	0.19	28,155	-	2.07
May 29, 2020	0.27	73,700	73,700	2.74
August 18, 2020	0.19	73,700	49,133	7.97
June 8, 2021	0.99	663,300	221,100	3.75
June 8, 2021	0.86	1,444,520	481,507	3.75
June 8, 2021	0.86	225,000	225,000	3.75
July 7, 2021	1.39	400,000	133,333	3.96
December 6, 2021	0.65	1,185,400	-	4.27
January 19, 2022	0.65	150,000	-	4.39
March 9, 2022	0.54	240,000	-	4.52
April 13, 2022	0.78	236,700	-	4.62
April 26, 2022	0.90	350,000	-	4.65
July 18, 2022	0.79	308,650	-	4.88
August 29, 2022	0.69	200,000	-	4.91
Total	$0.82	5,584,228	1,188,876	4.16
A summary of the Company's options are as follows:	Number of Options	Weighted Avg. Exercise Price

Balance as at February 28, 2021	2,793,380	$0.27
Options exercised	(1,605,042)	0.23
Options expired and forfeited	(1,345,746)	-
Options issued	4,434,440	0.75
Balance as at February 28, 2022	4,277,032	$0.78
Options exercised	(28,154)	0.19
Options exercised and forfeited	-	-
Options issued	1,335,350	0.12
Balance as at August 31, 2022	5,584,228	$0.82

The Company recognized $378,683 and $867,772 of stock-based compensation for the three and six months ended August 31, 2022, respectively ($446,213 and $465,300 for the three and six months ended August 31, 2021, respectively).

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
For the three and six months ended August 31, 2022, and 2021
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

On July 18, 2022, the Company issued 100,000 options to one employee of SDP, 58,650 options to eleven employees of Simbex, and 150,000 options to two outside consultants of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.79 per option. The fair value of the options was estimated on the date of the grant at $0.78 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 214%; expected dividend yield of 0%; risk-free interest rate of 1.21%; stock price of $0.79; and expected life of 5 years.

On August 29, 2022, the Company issued 200,000 options to an officer of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.69 per option. The fair value of the options was estimated on the date of the grant at $0.67 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 209%; expected dividend yield of 0%; risk-free interest rate of 1.40%; stock price of $0.68; and expected life of 5 years.

c. Warrants

The outstanding warrants on August 31, 2022, are as follows:

Grant date	Exercise price	Number of warrants	Number of vested warrants	Weighted Avg Remaining Life (years)
May 21, 2021	1.25	2,121,232	2,121,232	0.55
May 21, 2021	0.47	421,414	421,414	0.55
May 21, 2021	0.85	243,675	243,675	0.55
November 11, 2021	0.86	199,804	199,804	1.45
February 15, 2022	0.55	542,431	542,431	2.71
February 15, 2022	0.70	7,749,000	7,749,000	2.71
Total	$0.79	11,277,556	11,277,556	2.16

A summary of the Company's warrants are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Balance as at February 28, 2021	-	$-
Warrants issued as part of finance deal	10,070,036	0.70
Broker warrants issued as part of finance deal	1,662,337	0.09
Balance as at February 28, 2022	11,732,373	$0.79
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Broker warrants exercised	(454,817)
Balance as at August 31, 2022	11,277,556	$0.80

During the three and six months ended August 31, 2022, no additional warrants were issued (February 28, 2022 - 10,070,036 warrants and 1,662,337 broker warrants were issued)

On May 4, 2022, 454,817 shares of common stock were issued on the exercise of 454,817 broker share purchase warrants at an exercise price of $0.4749 per share. Proceeds received from this exercise totaled $215,953.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)

14. Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the ordinary course of the Company's business. Other than disclosed elsewhere in the Company's unaudited interim condensed consolidated financial statements, related party transactions are as follows.

	For the six months ended
	August 31, 2022	August 31, 2021
Salaries and short-term benefits	$465,042	$72,062
Stock based compensation	497,744	263,240
Total	$962,786	$335,202

Salary, allowance and other include salary, consulting fees, car allowance, vacation pay, bonus and other allowances paid or payable to a shareholder, directors, and executive officers of the Company. Stock based compensation are to the directors and executive officers of the Company (Note 13).

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

16. Net loss per share

		Three months ended		Six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Net loss	$(9,632,084)	$(1,084,973)	$(12,798,298)	$(1,719,571)
Weighted average number of Common and Class A shares	54,585,788	44,691,010	54,307,845	39,843,351

Net loss per share from operations

Basic	(0.18)	(0.02)	(0.24)	(0.04)
Diluted	(0.18)	(0.02)	(0.24)	(0.04)

17. Operating expenses

General and administrative expenses include stock-based compensation of $378,683 and $867,772 for three and six months ended August 31, 2022, respectively ($446,213 and $465,300 for the three and six months ended August 31, 2021, respectively), as well as rent and facility costs, professional fees, research and development, public company expenses, insurance, and other general expenses.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)
18. Transaction costs including legal, financial, audit, US, and Canadian regulatory costs

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

		Three months ended		Six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Consulting and professional fees	$326,442	$714,196	$773,522	$1,040,587
General expenses	383,018	172,597	575,161	184,881
Transaction costs	$709,460	$886,793	$1,348,683	$1,225,468

19. Cash and cash equivalents

Cash represents bank deposits at financial institutions with high credit rating. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at time of purchase. Cash equivalents, which are carried at fair value and amortized cost, and consist of holdings in a money market fund and in treasury bills. As of August 31, 2022, there are no cash equivalents presented on the unaudited interim condensed consolidated balance sheet (February 28, 2022- $nil).
20. Contingencies
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of  August 31, 2022, there are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended August 31, 2022, and 2021
(In Canadian Dollars, unless otherwise stated)
Other than the line of credit and debt disclosed in Note 11, the Company does not have any other financial commitments or contingencies.

21. Subsequent Events

DaMar Plastics Acquisition:

On September 23, 2022, the Company successfully closed its acquisition of DaMar Plastics Inc. ("DaMar Plastics"), a company focused on designing, producing and selling specialty plastics in several markets including the medical device market.

With over 50 years in business, DaMar currently serves the medical and consumer industries with precision plastic molding technology. The acquisition builds upon the Company's strategy to create a fully integrated global medical device company and adds precision plastics technology capabilities to the Company.

Under the terms of the Purchase Agreement, the Company acquired DaMar through an indirect wholly owned subsidiary of the Company (“Salona Global Buyer”) in exchange for US$3.2 million in cash and 1,576,609 common shares of the Salona Global Buyer, plus a contingent earn-out payment equal to 1.75 times EBITDA for the earn-out period, consisting of a combination of up to US$5.5 million in cash and up to 5,000,000 in shares of common stock of the Salona Global Buyer based on the performance of DaMar Plastics during the 12 month period ending February 28, 2024.

Pursuant to a Contribution and Exchange Agreement, the sellers will be entitled to exchange common shares of the Salona Global Buyer for Class “A” non-voting common shares of SGMD on a one-for-one basis.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, the terms "the Company," "us," "our," the "Company" and "Salona" mean Salona Global Medical Device Corporation (a corporation incorporated under the laws of the Province of British Columbia formerly known as Brattle Street Investment Corp.) and its subsidiaries (unless the context indicates a different meaning).

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes. This quarterly report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, economic and competitive conditions, the effects of the COVID 19 pandemic, regulatory changes and other uncertainties, the general expansion of its business, and other statements which are not statements of current or historical facts.

The forward-looking statements contained in this quarterly report are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. Future developments affecting us may not be those that the Company have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond its control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in this Report as well as in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 and Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2022, all of which are difficult to predict. Should one or more of these risks or uncertainties materialize or should any of these assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  The Company cautions you that forward-looking statements are not guarantees of future performance and that its actual results of operations, financial condition and liquidity, and developments in the industry in which it operates may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if the Company's results or operations, financial condition and liquidity, and developments in the industry in which it operates are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Non-GAAP Measures

Throughout this management discussion and analysis, management uses a number of financial measures to assess its performance, and these are intended to provide additional information to investors concerning the Company. Some of these measures, including net profit (loss) from operations and Adjusted EBITDA (i) are not calculated in accordance with Generally Accepted Accounting Principles (GAAP), which are based on the United States Generally Accepted Accounting Principles (U.S. GAAP), (ii) are not defined by GAAP, and (iii) do not have standardized meanings that would ensure consistency and comparability between companies using these measures. Readers are cautioned that the disclosure of these items is meant to add to, and not replace, the discussion of financial results as determined in accordance with U.S. GAAP.  The Company's presentation of this financial measure may not be comparable to similarly titled measures used by other companies The primary purpose of these non-GAAP measures is to provide supplemental information that may prove useful to investors who wish to consider the impact of certain non-cash or uncontrollable items on its operating performance and who wish to separate revenues and related costs associated with client acquisition that may not be ongoing.

Financial information presented in this Report is presented in Canadian dollars, unless otherwise indicated. Unless otherwise indicated, all references to years are to the Company's fiscal year ended on the last calendar day of February.

Acquisition Pipeline

On March 11, 2021, the Company completed a Change of Business, as defined by the TSX Venture Exchange, to become an acquisition-oriented medical device company with plans to achieve scale through further acquisitions and organic growth.  The Company presently intends to operate in the recovery science market, including post-operative pain, wound care and other markets serving the aging population in the United States.

On May 21, 2021, the Company acquired South Dakota Partners Inc. ("SDP"). SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Information relating to SDP contained in this Report covers the entire three and six months ending August 31, 2022.

On September 30, 2021, the Company acquired Simbex, LLC ("Simbex"), an IP-based business that has a portfolio of several revenue and royalty generating products ranging from wearable technology to products for physical stability as well as expertise in development and design of many medical devices on the market it has innovated over the past several years. Simbex generated over $8,000,000 in audited revenues in 2020 with reported gross margins of 50% and was cash flow positive.  Information relating to Simbex contained in this Report covers the entire three- and six-months ending August 31, 2022.

On November 29, 2021, the Company acquired the customer lists, sales orders and supply agreements, and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for nonvoting securities of ALG Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, its subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG.

On March 11, 2022, the Company acquired Mio-Guard, LLC, ("Mio-Guard") a business engaged in medical device sales and marketing serving the Midwest United States.  Mio-Guard and its predecessors had 2021 unaudited annual revenues of approximately $4.5M (US $3.6M) with 25% gross margins. Since 2009, Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over fifty sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school to college to professional athletics.

On September 23, 2022, the Company acquired DaMar Plastics Manufacturing Inc. ("DaMar"), a business engaged in designing, producing and selling specialty plastics in several markets including the medical device market. With over 50 years in business, DaMar currently provides the medical and consumer industries with precision plastic molding technology. The acquisition builds upon the Company's strategy to create a fully integrated global medical device company and adds precision plastics technology capabilities to the Company. The addition of DaMar Plastics to Salona Global is projected to add $6.6 million of revenue annually with gross profit margins of approximately 45%.

Additionally, the Company's management team has a pipeline of small, privately held, stand-alone and bolt-on medical device companies targeted for acquisition in the highly fragmented global market for injury, surgical prevention, rehabilitation and recovery for the aging population throughout the continuum of care, which fall into one of three primary categories:

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

The Company believes it is the well positioned to offer acquisition targets upside through stock/cash acquisitions with a liquid TSXV listing.

The Company intends to acquire any identified medical device targets using a structure similar to its prior acquisitions. It is intended that potential targets would primarily or solely receive Company equity as consideration for the potential acquisition rather than cash, which would reduce its requirement for additional capital. Additionally, to date, discussions are most advanced with targets that are operationally cash flow positive, which may enhance the Company's ability to borrow for additional capital needs.

Selected Financial Information

The Company uses Adjusted EBITDA, as calculated below, to assess the financial health of its acquisitions and determine the overall potential of its business not including transaction costs and other activities associated with the ongoing growth strategy of the Company. Adjusted EBITDA is calculated as net loss less interest, taxes, depreciation, amortization, stock-based compensation, foreign exchange gain, change in fair value of contingent consideration, and transaction costs.

Revenues

	Three months ended		2022 vs 2021		Six months ended		2022 vs. 2021

	August 31, 2022	August 31, 2021	$ Change	% Change	August 31, 2022	August 31, 2021	$ Change	% Change
Revenue	$10,044,239	$3,973,773	$6,070,466	153%	$20,092,787	$4,564,213	$15,528,574	340%
Gross Margin	3,028,513	1,204,171	1,824,342	152%	6,670,778	1,411,146	5,259,632	373%
Adjusted EBITDA	$68,733	$546,541	$(477,808)	(87%)	$1,427,404	$274,821	$1,152,583	419%

Adjusted EBITDA

Adjusted EBITDA is calculated as follows:

	Three months ended	Six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Adjusted EBITDA	$68,733	$546,541	$1,427,404	$274,821
Less: Stock Based Compensation	(378,683)	(446,213)	(867,772)	(465,300)
Amortization of intangible asset	(251,517)	(70,609)	(484,852)	(78,788)
Depreciation of property and equipment	(73,909)	(61,096)	(144,854)	(65,956)
Amortization of right-of-use asset	(113,843)	(35,266)	(222,218)	(38,883)
Interest Expense	(150,227)	(136,840)	(282,076)	(144,084)
Foreign exchange (loss) gain	(12)	7,291	232	10,537
Change in fair value of SDP earn-out consideration	-	-	(2,451,600)	-
Change in fair value of contingent consideration	(8,053,337)	-	(8,513,030)	-
Gain on share for debt settlement	-	-	-	15,538
Transaction costs including legal, financial, audit and US & Canadian regulatory expenses	(709,460)	(886,793)	(1,348,683)	(1,225,468)
Current income tax expense	(30,032)	(1,988)	(30,032)	(1,988)
Deferred income tax recovery	60,203	-	119,183	-
Net Loss	$(9,632,084)	$(1,084,973)	($12,798,298)	$(1,719,571)

RESULTS OF OPERATIONS`

Revenues

	Three months ended		2022 vs 2021		Six months ended		2022 vs. 2021

	August 31, 2022	August 31, 2021	$ Change	% Change	August 31, 2022	August 31, 2021	$ Change	% Change
Revenue	$10,044,239	$3,973,773	$6,070,466	153%	$20,092,787	$4,564,213	$15,528,574	340%

Since the acquisition of SDP on May 21, 2021, Simbex on September 30, 2021, Mio-Guard on March 11, 2022, and the sales channel assets of ALG on November 28, 2021, the Company has continued generating sales revenue in line with each of their pre-COVID revenue figures and each continue to grow. From March 1, 2022, through August 31, 2022, the Company generated sales of $20,092,787.

	Three months ended		2022 vs 2021		Six months ended		2022 vs. 2021

	August 31, 2022	August 31, 2021	$ Change	% Change	August 31, 2022	August 31, 2021	$ Change	% Change
Cost of Revenue
Direct service personnel	$1,478,335	$232,269	$1,246,066	536%	$2,992,174	$277,183	$2,714,991	979%
Direct material costs	5,240,254	2,537,333	2,702,921	107%	9,876,335	2,875,884	7,000,451	243%
Other direct costs	297,137	-	297,137	100%	553,500	-	553,500	100%

Cost of revenue includes the Company's labor costs expended in the production of medical devices, and related expenses allocated directly to the production of medical devices, and its cost of actual materials used in the production process from March 1, 2022, through August 31, 2022. Cost of revenue also includes the purchase of trading goods and costs associated with contract service revenue.  The ongoing issues with the global supply chain process caused by COVID-19 and other economic factors has impacted the Company's ability to source affordable components. While there can be no assurances, management believes that the negative impacts on the Company's sourcing of components ,will diminish as the global supply chain stabilizes.

Amortization, Depreciation, Interest, Transaction Costs and Foreign Exchange Gain Change in fair value of earn-out and contingent consideration

	Three months ended		2022 vs 2021		Six months ended		2022 vs. 2021

	August 31, 2022	August 31, 2021	$ Change	% Change	August 31, 2022	August 31, 2021	$ Change	% Change
Amortization of intangible assets	$(251,517)	$(70,609)	$(180,908)	256%	$(484,852)	$(78,788)	$(406,064)	515%
Depreciation of property and equipment	(73,909)	(61,096)	(12,813)	21%	(144,854)	(65,956)	(78,898)	120%
Amortization of right-of-use assets	(113,843)	(35,266)	(78,577)	223%	(222,218)	(38,883)	(183,335)	472%
Interest expense	(150,227)	(136,840)	(13,387)	10%	(282,076)	(144,084)	(137,992)	96%
Foreign exchange (loss) gain	(12)	7,291	(7,303)	(100%)	232	10,537	(10,305)	(98%)
Transaction costs including legal, financial, audit, US & Canadian Regulatory	(709,460)	(886,793)	177,333	(20%)	(1,348,683)	(1,225,468)	(123,215)	10%
Change in fair value of earn-out consideration	-	-	-	-%	(2,451,600)	-	(2,451,600)	100%
Change in fair value of contingent consideration	(8,053,337)	-	(8,053,337)	100%	(8,513,030)	-	(8,513,030)	100%

Amortization of intangible assets reflects the amortization of intangible assets such as trademarks, non-compete agreement, intellectual property, and customer base. The Company depreciates property and equipment across their useful lives. While there can be no assurances, the Company expects depreciation of property and equipment and of right of use asset and interest expense to increase as the Company continues to grow its balance sheet through acquisitions.

The change in fair value of earnout consideration represents the increase in fair value of SDP’s 19,162,000 earnout shares on May 31, 2022, the date of issuance. The change in fair value of the contingent consideration represents the obligations resulting from the Simbex, Health Plus and Mio-Guard acquisitions.  The company assesses its potential obligations related to these commitments during the quarter and fair values them accordingly.

Transaction costs include legal, financial, audit, US and Canadian regulatory expenses and other fees incurred in connection with the Change of Business transaction, the SDP, Simbex, Mio-Guard, and ALG acquisitions, due diligence of acquisition targets, financing costs, US regulatory costs, and associated accounting and other costs. While these costs are necessary to the change of its line of business, they are not operational expenses of the business.

	Three months ended		2022 vs 2021		Six months ended		2022 vs. 2021

	August 31, 2022	August 31, 2021	$ Change	% Change	August 31, 2022	August 31, 2021	$ Change	% Change
Foreign currency translation gain	$419,339	$328,126	$91,213	28%	$41,952	$16,001	$25,951	162%

Since the Company operates in the United States, it is exposed to foreign currency risk. Management is unable to effectively predict swings in the foreign exchange value of the U.S. Dollar against the Canadian Dollar. When currency is moved between denominations, a gain or loss may be realized which management is unable to accurately predict.

Liquidity and Capital Resources

The Company funds its operations through cash from operations and asset-based loans secured by subsidiary inventory and accounts receivable from third parties. In February 2022, the Company completed a private placement of 7,749,000 units (the “Units”) at $0.55 per Unit (consisting of one common share and one warrant to purchase one common share) for gross proceeds of approximately $4.26 million. As of August 31, 2022, the Company had $6,938,101 of cash and cash equivalents, which was a decrease of $1,118,999 from the balance as of February 28, 2022. During the six months ended August 31, 2022, the Company generated $215,953 from the exercise of 454,817 broker share purchase warrants. During the six months ended August 31, 2022, the Company generated $5,329 from the exercise of 28,154 of stock options.

Long Term Debt

On June 9, 2021, the Company's subsidiary SDP entered into a $6,930,360 (US$5,400,000) revolving loan facility with a third-party financial institution, which refinanced their existing revolving loan facility and other notes.  All amounts outstanding under the $6,930,360 revolving loan facility bear interest at the greater of 4% or prime plus 0.75% per annum, and any accrued unpaid interest is payable monthly, with a maturity of August 1, 2023. The repayment obligations under the $6,930,360 facility are secured by a first priority lien on substantially all of the assets of SDP and are not guaranteed by the Company or any other subsidiary. In addition, on June 9, 2021, SDP issued a secured promissory note in the principal amount of $936,696 (US$750,000) which evidenced the refinancing of two outstanding loans. The note bears interest at the greater of 6% or prime rate plus 2.75% per annum. Principal and accrued but unpaid interest due on the note are payable monthly in equal installments over a 36-month period, and the repayment obligations under the note are secured by a lien on substantially all of the assets of SDP. As of August 31, 2022, the Company had long term debt of $798,048 related to the above note, as compared to $856,119 on February 28, 2022.

Cash Flows

The following table is a summary of the Company's cash flows for the six months ended August 31, 2022, and August 31, 2021:

	August 31, 2022	August 31, 2021
Net cash used in operating activities	$(1,190,559)	$(912,728)
Net cash (used in) provided by for investing activities	(337,965)	937,933
Net cash provided by (used in) financing activities	317,154	(891,734)
Net decrease in cash and cash equivalents and restricted cash	(1,211,370)	(866,529)

Net Cash Used in Operating Activities

During the period ended August 31, 2022, $1,190,559 was used for operating activities (compared to $912,728 used for operating activities for the period ended August 31, 2021). This cash flow was used primarily to improve the back office and administrative capacity of the Company, fund certain design and development projects, make expenditures to expand the market for certain products, support efforts to reduce supply chain constraints and increase productivity in all aspects of the business.

Net Cash (Used in) Provided by Investing Activities

During the period ended August 31, 2022, $337,965 was used in investing activities, compared to $937,933 that was provided for the period ended August 31, 2021. The use of cash flow reflects the acquisition of  new property and equipment of $98,793. It also includes the purchase of intellectual property of $242,535.

Net Cash Provided by (Used in) Financing Activities

During the period ended August 31, 2022, $317,154 was provided through financing activities, compared to $891,734 used during the period ended August 31, 2021. The cash provided during the period ended August 31, 2022, was primarily from proceeds from the line of credit and proceeds from the exercise of broker warrants, offset by lease payments. The cash used in in the period ended August 31, 2021, was primarily for the repayment of long-term debt, offset partially by the proceeds from the line of credit and proceeds from the exercise of stock options.

The Company currently intends to satisfy its short- and long-term liquidity requirements through its existing cash, current assets and cash flow from operating activities.

To date, the Company never paid a cash dividend on its capital stock. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors (the "Board") and will depend upon the Company’s financial condition, operating results, capital requirements and such other factors as the Board deems relevant.

Off-Balance Sheet Arrangements

The did not have any off-balance sheet arrangements during the periods covered by this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not ordinarily hold market risk sensitive instruments for trading purposes and currently does not have any investments in marketable securities, which would expose it to market risks.

Interest Rate Risk

As part of its ongoing operations, the Company is exposed to interest rate fluctuations on borrowings. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Long Term Debt". As of August 31, 2022, the Company has two variable rate debt instruments outstanding that are impacted by changes in interest rates.  The interest rate of the Company’s revolving loan facility is equal to the 4% or prime plus 0.75% per annum, and the interest rate of the Company’s secured promissory note is equal to the greater of 6% or prime rate plus 2.75% per annum.

There is no assurance that interest rates will increase or decrease over the Company’s next fiscal year or that an increase will not have a material adverse effect on its operations.

Foreign Currency Risk

The Company receives and makes payments in U.S. currency and accordingly is subject to the financial risks associated with changes in the exchange rate between U.S. currency and Canadian currency. The Company has not entered into any hedge arrangements intending to mitigate this exchange rate risk, and there is no assurance that the exchange rates will not fluctuate over the next fiscal year or that such fluctuations will not have a material adverse effect on the Company’s operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed with the U.S. Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of August 31, 2022, an evaluation was performed under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Interim Chief Executive Officer concluded as of August 31, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this Report, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, financial condition, results of operations or prospects.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2022, and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by the Company within the fiscal quarter ended on August 31, 2022, which the were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other share classes and new securities resulting from the modification of outstanding securities. The Company sold all of the securities listed below to accredited investors pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act or pursuant to Regulation S promulgated under the Securities Act.

• On July 22, 2022, the Company entered into a share for debt agreement, pursuant to which it issued an aggregate of 260,921 shares of common stock in satisfaction of $201,401 (US$156,553) of indebtedness owed to a service provider. The 260,921 shares of common stock were valued at $201,401 (US $156,553) based on a share price of US $0.60 per share on July 22, 2022, the date of issuance. No gain or loss was recognized on the settlement of this debt.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Luke Faulstick
Name: Luke Faulstick Title: Chief Executive Officer (principal executive officer and duly authorized signatory for the registrant)

Date: October 17, 2022

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Dennis Nelson
Name: Dennis Nelson Title: Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: October 17, 2022