Form 10-Q
period 2022-11-30
Salona Global Medical Device Corp
filed 2023-01-17
CIK 1617765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Yes ☐ No ☒

On January 13, 2022, 53,812,629 common shares, no par value, and 3,403,925 Class A shares, no par value, were outstanding.

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

For the Three and Nine Months Ended November 30, 2022, and November 30, 2021

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Balance Sheets

As at November 30, 2022, (unaudited) and February 28, 2022 (audited)
(In Canadian Dollars, unless specified otherwise)

	Note	November 30, 2022	February 28, 2022
Assets
Cash and cash equivalents	19	$3,138,860	$8,057,100
Accounts receivable, net	5	7,797,115	6,595,668
Inventories, net	7	8,590,314	4,969,439
Prepaid expenses and other receivables		478,808	412,794
Total current assets		20,005,097	20,035,001
Security deposit	12	564,694	484,975
Long-term accounts receivable	5	191,814	-
Property and equipment, net	8	3,069,273	1,460,175
Right-of-use assets, net	12	7,878,162	3,941,840
Intangible assets, net	9	9,407,662	6,926,582
Goodwill	4	12,544,397	9,833,039
Total assets		$53,661,099	$42,681,612

Liabilities and stockholders' equity
Liabilities
Line of credit	11	$6,162,803	$5,497,249
Accounts payable and accrued liabilities	10	6,138,923	3,679,396
Current portion of debt	11	193,999	174,361
Current portion of lease liability	12	814,797	245,257
Other liabilities	10	2,066,165	562,262
Obligation for payment of earn-out consideration	4	13,094,513	12,997,846
Total current liabilities		28,471,200	23,156,371
Debt, net of current portion	11	587,229	681,758
Lease liability, net of current portion	12	6,026,697	3,934,431
Deferred tax liability		2,425,195	1,755,889
Total liabilities		37,510,321	29,528,449

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 53,707,780 shares issued and outstanding as of November 30, 2022 (February 28, 2022: 52,539,162)	13	38,767,442	38,046,097
Class A shares; no par value, unlimited shares authorized; 3,403,925 shares issued and outstanding as of November 30, 2022 (February 28, 2022: 1,355,425)	13	1,800,064	480,479
Class A Shares to be issued: 19,019,000 Class A shares to be issued as of November 30, 2022 (February 28, 2022: nil)	13	14,264,250	-
Additional paid-in-capital	13	8,042,404	6,985,107
Accumulated other comprehensive income		968,394	1,006,361
Deficit		(47,691,776)	(33,364,881)
Total stockholders' equity		16,150,778	13,153,163
Total liabilities and stockholders' equity		$53,661,099	$42,681,612
Contingencies (Note 20)
Subsequent events (Note 21)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended November 30, 2022, and 2021
(In Canadian Dollars, unless specified otherwise)

		3 months ended		9 months ended
	Note	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Revenues	6	$10,547,652	$5,286,702	$30,640,439	$9,850,915
Cost of revenue
Direct service personnel		1,472,850	953,260	4,465,024	1,230,443
Direct material costs		5,269,741	2,431,065	15,146,076	5,306,949
Other direct costs		309,901	239,741	863,401	239,741
Total cost of revenue		7,052,492	3,624,066	20,474,501	6,777,133
Gross margin		3,495,160	1,662,636	10,165,938	3,073,782
Operating expenses
General and administrative	17	4,035,814	1,652,592	10,146,960	3,254,217
Total operating expenses		4,035,814	1,652,592	10,146,960	3,254,217
Net (loss) income before the undernoted		(540,654)	10,044	18,978	(180,435)
Amortization of intangible assets	9	(301,990)	(165,552)	(786,842)	(244,340)
Depreciation of property and equipment	8	(147,622)	(65,458)	(292,476)	(131,414)
Amortization of right-of-use assets	12	(285,967)	(67,817)	(508,185)	(106,700)
Interest expense		(226,573)	(121,518)	(508,649)	(265,602)
Foreign exchange loss		(13,703)	(48,934)	(13,471)	(38,397)
Gain on debt settlement		-	-	-	15,538
Change in fair value of earn-out consideration	4	-	-	(2,451,600)	-
Change in fair value of contingent consideration	4	980,730	-	(7,532,300)	-
Transaction costs including legal, financial, audit, US & Canadian regulatory expenses	18,	(1,054,602)	(1,044,455)	(2,403,285)	(2,269,923)
Net loss before taxes		(1,590,381)	(1,503,690)	(14,477,830)	(3,221,273)
Current income tax expense		(11,754)	(7)	(41,786)	(1,995)
Deferred income tax recovery		73,538	-	192,721	-
Net loss		(1,528,597)	(1,503,697)	(14,326,895)	(3,223,268)
Other comprehensive loss
Foreign currency translation gain (loss)		(79,919)	112,505	(37,967)	128,506
Comprehensive loss		$(1,608,516)	$(1,391,192)	$(14,364,862)	$(3,094,762)
Net loss per share
Basic and diluted	16	$(0.03)	$(0.03)	$(0.26)	$(0.08)
Weighted average number of common shares outstanding		55,145,538	44,790,162	54,585,045	41,480,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
For the three and nine months ended November 30, 2022, and 2021
(In Canadian Dollars, unless specified otherwise)

	Common stock		Class A Shares		Common stock to be issued		Class A Shares to be issued
	Number	Amount $	Number	Amount $	Number	Amount $	Number	Amount $	Additional paid-in- capital $	Accumulated other comprehensive income $	Deficit $	Total $

Balance - August 31, 2021	44,790,162	36,552,873	1,355,425	480,479	-	-	-	-	3,895,604	959,321	(30,712,433)	11,175,844
Stock based compensation	-	-	-	-	-	-	-	-	292,492	-	-	292,492
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	112,505	-	112,505
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,503,697)	(1,503,697)
Balance - November 30, 2021	44,790,162	36,552,873	1,355,425	480,479	-	-	-	-	4,188,096	1,071,826	(32,216,130)	10,077,144

Balance - February 28, 2021	33,813,308	31,065,513	-	-	-	-	-	-	3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	-	-	-	-	757,792	-	-	757,792
Shares issued on exercise of options	1,605,042	572,350	-	-	-	-	-	-	(195,458)	-	-	376,892
Shares exchanged to Class A Shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-	-	-	-	-
Shares for debt settlement	737,000	94,999	-	-	-	-	-	-	-	-	-	94,999
Shares issued on financing, net	9,990,237	5,300,490	-	-	-	-	-	-	-	-	-	5,300,490
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	128,506	-	128,506
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(3,223,268)	(3,223,268)
Balance - November 30, 2021	44,790,162	36,552,873	1,355,425	480,479	-	-	-	-	4,188,096	1,071,826	(32,216,130)	10,077,144

Balance - August 31, 2022	53,426,054	38,592,772	1,355,425	480,479	281,726	174,670	19,019,000	14,264,250	7,661,467	1,048,313	(46,163,179)	16,058,772
Stock based compensation	-	-	-	-	-	-	-	-	380,937	-	-	380,937
Shares issued on financing, net	281,726	174,670	-	-	(281,726)	(174,670)	-	-	-	-	-	-
Shares issued related to the ALG agreement	-	-	2,048,500	1,319,585	-	-	-	-	-	-	-	1,319,585
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(79,919)	-	(79,919)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,528,597)	(1,528,597)
Balance - November 30, 2022	53,707,780	38,767,442	3,403,925	1,800,064	-	-	19,019,000	14,264,250	8,042,404	968,394	(47,691,776)	16,150,778

Balance - February 28, 2022	52,539,162	38,046,097	1,355,425	480,479	-	-	-	-	6,985,107	1,006,361	(33,364,881)	13,153,163
Stock based compensation	-	-	-	-	-	-	-	-	1,248,709	-	-	1,248,709
Shares issued on exercise of options	28,154	8,426	-	-	-	-	-	-	(3,097)	-	-	5,329
Shares issued on exercise of broker warrants	454,817	229,598	-	-	-	-	-	-	(13,645)	-	-	215,953
Shares for debt settlement	260,921	201,401	-	-	-	-	-	-	-	-	-	201,401
Shares issued on financing, net	281,726	174,670	-	-	-	-	-	-	(174,670)	-	-	-
Shares to be issued related to acquisition of SDP	-	-	-	-	-	-	19,162,000	14,371,500	-	-	-	14,371,500
Shares issued related to acquisition of SDP	-	-	143,000	107,250	-	-	(143,000)	(107,250)	-	-	-	-
Shares issued related to the ALG agreement	-	-	2,048,500	1,319,585	-	-	-	-	-	-	-	1,319,585
Class A Shares exchanged for common shares	143,000	107,250	(143,000)	(107,250)	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(37,967)	-	(37,967)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(14,326,895)	(14,326,895)
Balance - November 30, 2022	53,707,780	38,767,442	3,403,925	1,800,064	-	-	19,019,000	14,264,250	8,042,404	968,394	(47,691,776)	16,150,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Cash Flows
For the nine months ended November 30, 2022, and 2021
(In Canadian Dollars, unless specified otherwise)

		November 30, 2022	November 30, 2021
Operating activities	Note
Net loss		$(14,326,895)	$(3,223,268)
Non-cash items:
Depreciation and amortization	8, 9, 12	1,587,503	482,454
Interest accretion on lease liability	12	221,776	146,430
Stock based compensation	13	1,248,709	757,792
Change in fair value of contingent consideration	4	7,532,300	-
Change in fair value of earn-out consideration	4	2,451,600	-
Change in fair value of marketable securities		-	(6,849)
Realized gain on sale of marketable securities		-	(10,059)
Changes in operating assets and liabilities:
Accounts receivable		491,439	(1,065,676)
Prepaid expenses and other receivables		104,916	290,101
Inventories		(1,925,755)	408,873
Accounts payable and accrued liabilities		1,390,741	872,727
Other liabilities		1,328,423	11,455
Deferred tax liability		(192,721)	-

Net cash used in operating activities		(87,964)	(1,336,020)

Investing activities
Cash and restricted cash received on acquisition of SDP	4	-	461,321
Cash received on acquisition of Mio-Guard	4	3,363	-
Cash received on acquisition of Simbex	4	-	632,697
Cash received on acquisition of DaMar	4	199,982	-
Return of escrow		-	215,320
Proceeds on sale of marketable securities		-	496,526
Acquisition of Simbex	4	-	(5,907,079)
Acquisition of Mio-Guard	4	(589,340)	-
Acquisition of DaMar	4	(4,318,235)	-
Acquisition of intellectual property and other intangibles	9	(278,202)	-
Acquisition of property and equipment	8	(339,588)	(41,051)

Net cash used in investing activities		(5,322,020)	(4,142,266)

Financing activities
Repayment of long-term debt	11	(125,552)	(2,086,324)
Proceeds from line of credit, net	11	305,284	898,998
Issuance costs	13	-	(124,884)
Proceeds from exercise of stock options	13	5,329	376,893
Proceeds from exercise of broker warrants	13	215,953	-
Net proceeds received from ALG agreement	4	693,365	-
Lease payments	12	(533,671)	(156,750)
Net cash provided by (used in) financing activities		560,708	(1,092,067)

Effect of foreign exchange rates on cash		(68,964)	191,947
Decrease in cash and cash equivalents and restricted cash		(4,849,276)	(6,570,353)
Cash and cash equivalents and restricted cash, opening		8,057,100	12,506,142
Cash and cash equivalents and restricted cash, closing		$3,138,860	$6,127,736

Supplementary
Interest		$286,873	$265,602
Income taxes		41,786	1,995
Common stock issued for debt		201,401	94,999
Restricted cash including the closing balance above		-	487,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended November 30, 2022, and 2021
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

On September 30, 2021, the Company acquired Simbex, LLC ("Simbex").

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

On March 11, 2022, the Company acquired Mio-Guard, LLC ("Mio-Guard").

On September 23, 2022, the Company successfully closed its acquisition of DaMar Plastics Manufacturing Inc. ("DaMar"), a company focused on designing, producing and selling specialty plastics in several markets including the medical device market.

With over 50 years in business, DaMar currently serves the medical and consumer industries with precision plastic molding technology. The acquisition builds upon the Company's strategy to create a fully integrated global medical device company and adds precision plastics technology capabilities to the Company.

Under the terms of the Purchase Agreement, the Company acquired DaMar through an indirect wholly owned subsidiary of the Company ("Salona Global Buyer") in exchange for US$3.2 million in cash and 1,576,609 common shares of the Salona Global Buyer, plus a contingent earn-out payment equal to 1.75 times EBITDA for the earn-out period, consisting of a combination of up to US$5.5 million in cash and up to 5,000,000 in shares of common stock of the Salona Global Buyer based on the performance of DaMar Plastics during the 12 month period ending February 28, 2024.

Pursuant to a Contribution and Exchange Agreement, the sellers will be entitled to exchange common shares of the Salona Global Buyer for Class "A" non-voting common shares of SGMD on a one-for-one basis.

On December 15, 2022, the Company announced its intention to focus on listing on the Nasdaq Capital Market ("Nasdaq") in 2023. As a first step, the Company has changed its fiscal year end to December 31, 2022, with the aim of preparing for a U.S. listing.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

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

Functional and presentation currency

These unaudited interim condensed consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its operating subsidiaries Inspira Financial Company, Simbex, LLC, ALG Health Plus, LLC, Mio-Guard, SDP, DaMar, and its holding company subsidiaries noted below is US dollars.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company, Mio-Guard, LLC ("Mio-Guard"),  DaMar Plastics Manufacturing Inc. (“DaMar”),  and 1077863 B.C., Ltd, in the United States. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Acquisition Parent I Corporation, Simbex Acquisition Parent Corporation, Mio-Tech Parent LLC, and DaMar Acquisition Corporation. The Company owns 100% of all its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

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

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of November 30, 2022, the Company has one segment, healthcare operations, which includes production, design, development, and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expense from this segment are disclosed in the unaudited interim condensed consolidated balance sheets and statements of operations and comprehensive loss.

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

For the three and nine months ended November 30, 2022, and 2021

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

The carrying amounts reported in the interim unaudited condensed consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization, low risk of counterparty default and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of November 30, 2022, and February 28, 2022, respectively, the Company did not identify any financial assets and liabilities other than contingent considerations resulting from the SDP, Simbex, ALG, DaMar, and Mio-Guard acquisitions, that would be required to be presented on the unaudited interim condensed consolidated balance sheet at fair value.

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

For the three and nine months ended November 30, 2022, and 2021

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

SDP, Mio-Guard, DaMar, and Health Plus recognize revenue at a point-in-time upon transfer of control of goods to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company received or expects to receive in exchange for the goods. Simbex recognizes its revenue over time as it meets its milestones and performs its obligations as agreed upon in its contracts with its customers. Payment received prior to the delivery of service is classified as deferred revenue.

For sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the statement of operations and included in other income.

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

For the three and nine months ended November 30, 2022, and 2021

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

When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company identifies the reporting unit on a basis that is similar to its method for identifying operating segments as defined by the Segment Reporting Topic of the FASB ASC. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. This evaluation is applied annually on each impairment testing date (December 31st) unless there is a triggering event present during an interim period.

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

Asset	Life
Machinery and equipment	3 - 10 years
Computer equipment and software	3 - 5 years
Furniture and fixtures	7 - 10 years
Leasehold improvements	Over the lease period
Land improvements	Over the lease period

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

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

m) Intangible assets

Intangible assets consist of trademarks, intellectual property, customer base and non-competes (Note 4). Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are measured at cost less accumulated amortization and accumulated impairment losses per the table below:

Intangible asset	Life

Tradename - Trademarks	5 years
Non-competes	5 years
Intellectual Property	5 years
Customer Base	15 years
Other intangible assets	Over life of asset

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The next assessment of useful lives is currently being performed as at December 31, 2022.

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

For the three and nine months ended November 30, 2022, and 2021

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

p) Basic and Diluted Earnings Per Share

The Company has adopted the ASC 260-10 which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company's common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as of November 30, 2022.

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

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

s) Share purchase warrants

The Company accounts for the share purchase warrants issued to investor and brokers pursuant to equity financing as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company's own shares and whether the holders of the warrants could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent reporting period end date while the warrants are outstanding. For issued investor warrants and broker warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued investor warrants and broker warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

For the period ended November 30, 2022, the Company concluded based on the above mentioned that the issued investor warrants and broker warrants met the criteria for equity classification in accordance with ASC 815-40 and therefore were classified under equity. The fair value of those warrants is determined by using Black Scholes valuation model on the date of issuance. Relative fair value method is applied to allocate gross proceeds from equity financing into its shares and warrants portion respectively. Those costs directly contributable to equity financing are accounted for as a reduction under stockholders' equity.

t) Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

u) Recently issued pronouncements

In September 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-04 that requires additional qualitative and quantitative disclosures surrounding supplier finance programs intended to help investors better consider the effect of these programs on a company's working capital, liquidity, and cash flows over time. This update is effective for fiscal years beginning after December 15, 2022, including interim periods, except for the disclosure. Early adoption is permitted. The Company is currently evaluating the impact this update will have on its disclosures in future unaudited interim condensed consolidated Financial Statements.

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity  Securities Subject  to  Contractual  Sale  Restrictions (“ASU 2022-03”), which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. On the basis of interpretations of existing guidance and the current illustrative example in ASC 820-10-55-52 of a restriction on the sale of an equity instrument, some entities use a discount for contractual sale restrictions when measuring fair value, while others view the application of such a discount to be inconsistent with the principles of ASC 820. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is in the process of determining the impact the adoption will have on its unaudited interim condensed consolidated financial statements as well as whether to early adopt the new guidance.

In March 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan re-financings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on its unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

In October 2021 FASB, issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company has elected to early adopt this standard. However, it did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04 providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020, could be applied through December 31, 2022. In December 2022, the FASB issued No 2022-06 extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. The ASU has not impacted the unaudited interim condensed consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2024.

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

For the three and nine months ended November 30, 2022, and 2021

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

For the three and nine months ended November 30, 2022, and 2021

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

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Health Plus's and ALG's business arrangement achieving certain milestones. The fair value of the contingent consideration liability on November 29, 2021 and February 28, 2022, was estimated to be nil and as such, no contingent liability was recorded on the date of the agreement was executed. As of November 30, 2022, as a result of new arrangements, the fair value of the contingent consideration liability is estimated to be $298,183.

On November 21, 2022, 1,048,500 Class A shares were issued to two key individuals at ALG at a fair market price of $0.61 per share for achieving certain EBITDA milestones. On November 28, 2022, 1,000,000 Class A shares were issued to one key individual at ALG at a fair market price of $0.68 per share for achieving a revenue milestone as described in the agreement. $693,365 in cash was consideration for these shares.

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

For the three and nine months ended November 30, 2022, and 2021

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

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets". As of November 30, 2022, Management estimates that the amount of goodwill that will be deductible for income tax purposes for the year ending December 31, 2022, is $434,918.

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

● pro-rata bonuses to be paid to employees for 2021; and

● ordinary course bonuses for 2022.

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Simbex's business achieving certain milestones. The fair value of the contingent consideration liability of $6,769,769 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of November 30, 2022, the fair value of the contingent consideration liability is $7,299,311 (February 28, 2022, $1,077,948) using risk free rate of 4% and volatility of 31.9%. The $6,221,363 increase in the contingent consideration liability from February 28, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

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

On March 11, 2022, the Company acquired 100% units of Mio-Guard for a consideration which comprised of  $589,340 of cash and Salona stock at closing, and on future periods on an earnout basis.

In accordance with ASC 805 "Business Combinations" the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

The table below summarizes the value of the total consideration given in the transaction:

At closing (1,300,000 Class B units)	$702,000
Quarterly Earnout payments (Maximum of 2,700,000 Class B Units)	1,166,464
Total Consideration	$1,868,464

The business combination accounting is not yet complete, and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date. A summary of the preliminary purchase price allocation at fair value is below.

Cash	$3,363
Accounts receivable	531,601
Inventory	498,897
Property and equipment	73,445
Right-of-use assets	471,926
Intangible assets and goodwill	1,732,602
Accounts payable	(764,225)
Due to related parties	(2,307)
Lease liability	(471,926)
Deferred tax liability	(204,912)

Total adjusted purchase price	$1,868,464

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

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

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Mio-Guard's business achieving certain milestones. The fair value of the contingent consideration liability of $1,166,465 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of November 30, 2022, the fair value of the contingent consideration liability is $1,813,674 using risk free rate of 4% and volatility of 31.85%.  The change in the fair value of the contingent consideration liability from the date of acquisition, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Since acquisition, Mio-Guard has generated $5,198,062 of revenue and has generated net earnings before tax of $281,357. These amounts are included in the unaudited interim condensed consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Mio-Guard's revenue would have been $5,263,365 and profit before tax would have been $250,381. If the combination had taken place at the beginning of the year, consolidated revenues would have been $35,903,804 and consolidated losses before tax would have been ($14,227,449). The pro forma unaudited results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of Mio-Guard. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

DaMar Plastics Manufacturing, Inc. ("DaMar")

On September 23, 2022, the Company acquired 100% of the shares of DaMar for a consideration which comprised of cash, and special parent stock at closing, and future contingent consideration during the earnout period.

In accordance with ASC 805 "Business Combinations" the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

The table below summarizes the value of the total consideration given in the transaction:

Cash	$4,071,000
Working capital adjustment	247,235
Stock (in Salona Global Buyer exchangeable for Class A shares in the Company)	967,650
Value of earnout/contingent consideration	2,656,636
Total Consideration	$7,942,521

The business combination accounting is not yet complete, and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date. A summary of the preliminary purchase price allocation at fair value is below.

Cash	$199,982
Accounts receivable	731,640
Inventory	791,552
Property and equipment	1,390,121
Right-of-use assets	3,061,590
Prepaid and other	158,696
Intangible assets and goodwill	3,968,476
Accounts payable and other assumed liabilities	(177,232)
Other liabilities	(3,972)
Unearned revenues	(104,401)
Lease liability	(1,568,820)
Deferred tax liability	(505,111)
Total adjusted purchase price	$7,942,521

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Goodwill (including workforce)	$1,989,970
Tradename	169,625
Customer Relationships	1,290,507
Non-Competes	518,374
Total identifiable intangible assets including goodwill	$3,968,476

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on DaMar's business achieving certain milestones. The fair value of the contingent consideration liability of $3,624,286 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of November 30, 2022, the fair value of the contingent consideration liability is $3,683,345 using risk free rate of 3.5% and volatility of 60.0%. The change in the fair value of the contingent consideration liability from the date of acquisition, has been taken as income on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

Since acquisition, DaMar has generated $1,528,558 of revenue and has generated net earnings before tax of $220,403. These amounts are included in the unaudited interim condensed consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, DaMar's revenue would have been $5,816,513 and profit before tax would have been $1,092,984. If the combination had taken place at the beginning of the year, consolidated revenues would have been $36,456,952 and consolidated losses before tax would have been ($13,384,846). The pro forma unaudited results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of DaMar. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

5. Accounts receivable

	November 30, 2022	February 28, 2022

Trade accounts receivable	$7,870,261	$6,416,055
Allowance for doubtful accounts	(73,146)	(54,150)
Other receivables	-	233,763
Long-term accounts receivable	191,814	-
Total accounts receivable	$7,988,929	$6,595,668

During the quarter ended, November 30, 2022, SDP had four customers accounting for 89% (February 28, 2022 - two customers accounting for 78%) of revenues and as of November 30, 2022, those four customers accounted for 93% (February 28, 2022, 84%) of accounts receivable, which is a material concentration of risks. During the three and nine months ended November 30, 2022, SDP's revenue makes up 45% and 49% of total revenues respectively.

During the quarter ended November 30, 2022, Simbex had four customers accounting for 73% (February 28, 2022, three customers accounting for 52%) of revenues. Additionally, as of November 30, 2022, Simbex had five customers which accounted for 69% (February 28, 2022, four customers accounted for 74%) of accounts receivable. During the three and nine months ended November 30, 2022, Simbex's revenue makes up 26% and 27% of total revenues respectively.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

6. Disaggregation of Revenues

During the three and nine months ended November 30, 2022, $7,849,808 and $22,151,414 of the sales revenue was earned from "point-in-time" revenue respectively ($3,615,905 and $8,118,882 for the three and nine months ended November 30, 2021, respectively) and $2,697,844 and $8,489,025 of the sales revenue was earned "over-a-period" of time respectively ($1,732,033 and $1,732,033 for the three and nine months ended November 30, 2021, respectively).

7. Inventories

The Company tracks inventory for manufactured goods as it progresses through the production process. The Company allocates inventory into four major buckets: Raw material, work in progress, trading goods, and finished goods. Purchased finished goods are classified as trading goods.

	November 30, 2022	February 28, 2022
Raw materials	$6,660,573	$4,640,896
Work in progress	995,060	259,235
Finished goods	268,544	69,308
Trading goods	666,137	-
Total	$8,590,314	$4,969,439

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

8. Property and equipment

Cost	February 28, 2022	Acquired March 11, 2022, and September 23, 2022	Total	Additions	Disposal	Translation	November 30, 2022
Machinery and equipment	$1,444,616	$1,387,142	$2,831,758	$157,698	$-	$90,770	$3,080,226
Computer equipment and software	73,728	45,848	119,576	135,906	-	10,087	265,569
Furniture and fixtures	10,235	27,598	37,833	22,597	-	3,072	63,502
Land improvements	-	-	-	23,387	-	734	24,121
Leasehold improvements	134,516	2,979	137,495	-	-	8,567	146,062
Total	$1,663,095	$1,463,567	$3,126,662	$339,588	$-	$113,230	$3,579,480

Accumulated Depreciation	February 28, 2022	Acquired March 11, 2022 and September 23, 2022	Total	Additions	Disposal	Translation	November 30, 2022
Machinery and equipment	$178,244	$-	$178,244	$256,448	$-	$12,103	$446,795
Computer equipment and software	15,269	-	15,269	19,789	-	1,596	36,654
Furniture and fixtures	1,292	-	1,292	2,201	-	151	3,644
Land improvements	-	-	-	876	-	29	905
Leasehold improvements	8,115	-	8,115	13,162	-	932	22,209
Total	$202,920	$-	$202,920	$292,476	$-	$14,811	$510,207

Net Book Value	$1,460,175						$3,069,273

9. Intangible assets

Cost	February 28, 2022	Acquired March 11, 2022 and September 23, 2022	Total	Additions	Disposal	November 30, 2022
Tradename-Trademarks	$1,275,794	$389,681	$1,665,475	$-	$-	$1,665,475
Intellectual Property	320,823	-	320,823	242,284	-	563,107
Customer Base	4,914,553	1,823,475	6,738,028	-	-	6,738,028
Non-Competes	863,760	567,982	1,431,742	-	-	1,431,742
Other Intangible Assets	-	208,582	208,582	35,918	-	244,500
Total	$7,374,930	$2,989,720	$10,364,650	$278,202	$-	$10,642,852

Accumulated depreciation	February 28, 2022	Acquired March 11, 2022 and September 23, 2022	Total	Additions	Disposal	November 30, 2022
Tradename-Trademarks	$133,260	$-	$133,260	$240,745	$-	$374,005
Intellectual Property	51,968	-	51,968	80,901	-	132,869
Customer Base	169,783	-	169,783	301,423	-	471,206
Non-Competes	93,337	-	93,337	163,773	-	257,110
Other Intangible Assets	-	-	-	-	-	-
Total	$448,348	$-	$448,348	$786,842	$-	$1,235,190

Net Book Value	$6,926,582					$9,407,662

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

  10. Accounts payable and accrued liabilities

	November 30, 2022	February 28, 2022

Accounts payable	$3,723,112	$2,862,694
Accrued liabilities	2,415,811	816,702
Other liabilities	2,066,165	562,262
Total	$8,205,088	$4,241,658

Other liabilities include unearned customer deposits and unearned revenues totaling $1,547,639 (February 28, 2022, $426,609).

11. Line of credit and debt

The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2023. Borrowings' bear interest at 4% or prime +0.75% per annum, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by its entire $7,113,721 (US $5,266,303) of inventory and $4,136,888 (US $3,062,547) of accounts receivable of SDP and not the Parent or any other subsidiary. As of November 30, 2022, the balance outstanding under the agreement was $6,162,804 (US $4,562,336) (February 28, 2022 - $5,497,249 (US$4,329,224).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to November 30, 2022, the Company was in compliance with the financial covenant.

Debt

Crestmark term loan

Balance, February 28, 2022	$856,119
Additions	-
Principal repayments	(125,552)
Translation	50,661

Balance, November 30, 2022	781,228
Less: current portion	(193,999)
Long-term portion	$587,229

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

As of November 30, 2022, the Company's total debt is $781,228 (February 28, 2022 - $856,119), of which $193,999 is considered current (February 28, 2022, $174,361) and $587,229 is considered long-term (February 28, 2022 $681,758).

Term Note

On June 9, 2021, the Company borrowed $982,200 (US$750,000) with a financial institution, Crestmark. The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP's machinery and equipment, which on November 30, 2022, was $1,427,000. The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% per annum with monthly payments of principal and interest in the amount of $18,990 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. As of November 30, 2022, the balance of the note was $781,228 (US$578,345).

12. Leases

Set out below are the carrying amount of right of use assets and the movements during the nine months ended November 30, 2022:

Right-of-use assets
Balance, February 28, 2022	$3,941,840
Acquired	4,001,998
Amortization	(508,185)
Impact of modification	180,130
Translation	262,379
Balance, November 30, 2022	$7,878,162

	Lease liability	Current	Long-term
Balance, February 28, 2022	$4,179,688	$245,257	$3,934,431
Acquired	2,504,196
Interest lease expense	221,776
Lease payments	(533,671)
Impact of modification	180,130
Translation	289,375
Balance, November 30, 2022	$6,841,494	$814,797	$6,026,697

Future minimum lease payments payable are as follows:

Twelve months ending November 30, 2023	$1,211,499
Twelve months ending November 30, 2024	1,264,889
Twelve months ending November 30, 2025	1,309,183
Twelve months ending November 30, 2026	1,136,929
Twelve months ending November 30, 2027	611,585
2028 and thereafter	3,609,138
Total future minimum lease payments	9,143,223
Less: Interest on lease liabilities	(2,301,729)
Total present value of minimum lease payments	6,841,494
Less: current portion	814,797
Non-current portion	$6,026,697

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

On November 30, 2022, the weighted average remaining lease terms were 9.40 years (February 28, 2022 - 13.3 years) and the weighted average discount rate was 6.14% (February 28, 2022 - 5.46%).

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,858,248 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rent of $250,096 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $515,911 (US$381,930), to be renewed annually for the duration of the lease agreement. The letter of credit is secured by a guaranteed investment certificate, which is recorded as security deposit on the unaudited interim condensed consolidated balance sheet.

On October 1, 2021, Simbex entered into a lease agreement for an office space located in Lebanon, NH with an initial lease term of 3 years for a base annual rent of $206,190 (US$157,440), with an option to extend for five years. The base rental amount increases annually on the first day of the lease year based on the change in the rolling average of the cost-of-living index for the prior six reporting periods. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $122,338 (US $93,413).

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

On September 21, 2022, Inspira Financial Company entered into a lease agreement for its corporate headquarters and distribution center located in Carlsbad, CA for a base annual rent of $104,955 (US $80,140). The lease began on October 1, 2022, with an initial lease term of 4 years and 2 months, which will end on November 30, 2026. The initial lease agreement includes an option to renew for an additional 5 years. The base rental amount increases annually as per the base rent schedule included in the lease agreement.

On January 1, 2022, Mio-Guard LLC entered into a lease agreement for an office space located in Holt, MI with an initial lease term of 5 years for a base annual rent of $112,179 (US$85,656). The base rental amount increases annually on the first day of the lease year at the lesser of 2.27% or 1.25 times the change in the price index, as defined.

On July 1, 2012, DaMar entered into a lease agreement for an industrial and office space located in El Cajon, CA with an initial lease term of 7 years. The lease was automatically extended for an additional 7 years on July 1, 2019, for a base annual rent of $429,605 (US$328,032). The lease is currently set to terminate on June 30, 2026. The base rental amount increases annually on the first day of the lease year by 3% of the proceeding month's lease payment as defined in the agreement.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

13. Stockholders' Equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

As of November 30, 2022, and February 28, 2022, the Company had 53,707,780 and 52,539,162 common shares outstanding, respectively, with a value of $38,767,442 and $38,046,097, respectively.

As of November 30, 2022, and February 28, 2022, the Company had 3,403,925 and 1,355,425 Class A shares outstanding, respectively, with a value of $1,800,064 and $480,479, respectively.

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

In connection with the closing of the February 15, 2022 Private Offering, the Company entered into a Registration Rights Agreement with the purchasers and the Underwriters (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the resale of the common shares issued and issuable in connection with the Private Offering (collectively, the "Securities"). Under the Registration Rights Agreement, the Company was obligated to file the Registration Statement no later than April 1, 2022, and to use commercially reasonable efforts to cause the Registration Statement to be declared effective no later than 180 days after February 15, 2022. As a result of the Company's delay in filing and causing the Registration Statement to become effective timely, the liquidated damages to the purchasers and the Underwriters was an aggregate amount of 281,726 additional common shares. On September 14, 2022, these 281,726 common shares were issued for a fair value of $174,670.

In connection with the acquisition of ALG Health’s customer lists, sales orders and supply agreements and related sales channel and intellectual property assets on November 21, 2021, Class A shares are to be issued based on achieving certain EBITDA and revenue milestones. On November 21, 2022, 1,048,500 Class A shares were issued to two key individuals at ALG at a fair market price of $0.61 per share for achieving certain EBITDA milestones. No cash was required to be received as consideration for these shares. On November 28, 2022, 1,000,000 Class A shares were issued to one key individual at ALG at a fair market price of $0.68 per share for achieving a revenue milestone as described in the agreement. $693,365 in cash was consideration for these shares.

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

As of November 30, 2022, 143,000 Class A shares have been issued to one previous owner of SDP and 19,019,000 Class A shares are to be issued.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

b. Share based compensation

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period. The outstanding stock options on November 30, 2022 are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted Avg Remaining Life (years)
March 28, 2014	$2.13	5,103	5,103	1.33
September 23, 2019	0.19	28,155	-	1.82
May 29, 2020	0.27	73,700	73,700	2.49
August 18, 2020	0.19	73,700	49,133	7.72
June 8, 2021	0.99	663,300	221,100	3.50
June 8, 2021	0.86	1,444,520	481,507	3.50
June 8, 2021	0.86	225,000	225,000	3.50
July 7, 2021	1.39	400,000	133,333	3.72
December 6, 2021	0.65	1,185,400	-	4.02
January 19, 2022	0.65	150,000	-	4.14
March 9, 2022	0.54	240,000	-	4.27
April 13, 2022	0.78	236,700	-	4.37
April 26, 2022	0.90	350,000	-	4.41
July 18, 2022	0.79	308,650	-	4.63
August 29, 2022	0.69	200,000	-	4.66
Total	$0.82	5,584,228	1,188,876	3.91

A summary of the Company's options are as follows:	Number of Options	Weighted Avg. Exercise Price

Balance as at February 28, 2021	2,793,380	$0.27
Options exercised	(1,605,042)	0.23
Options expired and forfeited	(1,345,746)	-
Options issued	4,434,440	0.75
Balance as at February 28, 2022	4,277,032	$0.78
Options exercised	(28,154)	0.19
Options exercised and forfeited	-	-
Options issued	1,335,350	0.12
Balance as at November 30, 2022	5,584,228	$0.82

The Company recognized $380,937 and $1,248,709 of stock-based compensation for the three and nine months ended November 30, 2022, respectively ($292,492 and $757,792 for the three and nine months ended November 30, 2021, respectively).

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

For the three and nine months ended November 30, 2022, and 2021

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

c. Warrants

The outstanding warrants on November 30, 2022, are as follows:

Grant date	Exercise price	Number of warrants	Number of vested warrants	Weighted Avg Remaining Life (years)
May 21, 2021	1.25	2,121,232	2,121,232	0.05
May 21, 2021	0.47	421,414	421,414	0.05
May 21, 2021	0.85	243,675	243,675	0.05
November 11, 2021	0.86	199,804	199,804	0.95
February 15, 2022	0.55	542,431	542,431	2.21
February 15, 2022	0.70	7,749,000	7,749,000	2.21
Total	$0.79	11,277,556	11,277,556	1.65

A summary of the Company's warrants are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Balance as at February 28, 2021	-	$-
Warrants issued as part of finance deal	10,070,036	0.70
Broker warrants issued as part of finance deal	1,662,337	0.09
Balance as at February 28, 2022	11,732,373	$0.79
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Broker warrants exercised	(454,817)
Balance as at November 30, 2022	11,277,556	$0.80

During the three and nine months ended November 30, 2022, no additional warrants were issued (February 28, 2022 - 10,070,036 warrants and 1,662,337 broker warrants were issued)

On May 4, 2022, 454,817 shares of common stock were issued on the exercise of 454,817 broker share purchase warrants at an exercise price of $0.4749 per share. Proceeds received from this exercise totaled $215,953.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

14. Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the ordinary course of the Company's business. Other than disclosed elsewhere in the Company's unaudited interim condensed consolidated financial statements, related party transactions are as follows.

	For the nine months ended
	November 30, 2022	November 30, 2021
Salaries and short-term benefits	$764,624	$104,062
Stock based compensation	707,605	535,603
Total	$1,472,229	$639,665

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

16. Net loss per share

		Three months ended		Nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021

Net loss	$(1,528,597)	$(1,503,697)	$(14,326,895)	$(3,223,268)
Weighted average number of Common and Class A shares	55,145,538	44,790,162	54,585,045	41,480,296

Net loss per share from operations

Basic	(0.03)	(0.03)	(0.26)	(0.08)
Diluted	(0.03)	(0.03)	(0.26)	(0.08)

17. Operating expenses

General and administrative expenses include stock-based compensation of $380,937 and $1,248,709 for three and nine months ended November 30, 2022, respectively ($292,492 and $757,792 for the three and nine months ended November 30, 2021, respectively), as well as rent and facility costs, professional fees, research and development, public company expenses, insurance, and other general expenses.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

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

		Three months ended		Nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Consulting and professional fees	$557,388	$202,455	$1,330,910	$1,243,042
General expenses	497,214	842,000	1,072,375	1,026,881
Transaction costs	$1,054,602	$1,044,455	$2,403,285	$2,269,923

19. Cash and cash equivalents

Cash represents bank deposits at financial institutions with high credit rating. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at time of purchase. As of November 30, 2022, there are no cash equivalents presented on the unaudited interim condensed consolidated balance sheet (February 28, 2022- $nil).

20. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of November 30, 2022, there are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

Other than the line of credit and debt disclosed in Note 11, the Company does not have any other financial commitments or contingencies.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2022, and 2021

(In Canadian Dollars, unless otherwise stated)

21. Subsequent Events

On December 15, 2022, the Company announced its intention to focus on listing on the Nasdaq Capital Market ("Nasdaq") in 2023. As a first step, the Company has changed its fiscal year end to December 31, 2022, with the aim of preparing for a U.S. listing.

On January 10, 2023, 104,850 Class A shares were exchanged for 104,850 common shares in the Company at a price of $0.44 per share. No cash was received as part of this issuance.

On January 13, 2023, the Company entered into an asset-based loan (ABL). The ABL is with a financial institution whereby the Company, through its subsidiaries, may borrow up to US$5,500,000. Borrowings' bear interest at 6% or prime +0.75% per annum, whichever is greater. The balance will be secured by the receivables of the Company's subsidiaries. The loan is not subject to any financial covenants.

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

The forward-looking statements contained in this quarterly report are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. Future developments affecting us may not be those that the Company have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond its control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in this Report as well as in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, all of which are difficult to predict. Should one or more of these risks or uncertainties materialize or should any of these assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under "Risk Factors" may not be exhaustive.

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

On May 21, 2021, the Company acquired South Dakota Partners Inc. ("SDP"). SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Information relating to SDP contained in this Report covers the entire three- and nine-months ended November 30, 2022.

On September 30, 2021, the Company acquired Simbex, LLC ("Simbex"), an IP-based business that has a portfolio of several revenue and royalty generating products ranging from wearable technology to products for physical stability as well as expertise in development and design of many medical devices on the market it has innovated over the past several years.  Information relating to Simbex contained in this Report covers the entire three- and nine-months ended November 30, 2022.

On November 29, 2021, the Company acquired the customer lists, sales orders and supply agreements, and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for nonvoting securities of ALG Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, its subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG. Information relating to ALG contained in this Report covers the entire three and nine months ended November 30, 2022.

On March 11, 2022, the Company acquired Mio-Guard, LLC, ("Mio-Guard") a business engaged in medical device sales and marketing serving the Midwest United States. Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over fifty sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school to college to professional athletics. . Information relating to Mio-Guard contained in this Report covers substantially all of the three- and nine-months ended November 30, 2022.

On September 23, 2022, the Company acquired DaMar Plastics Manufacturing Inc. ("DaMar"), a business engaged in designing, producing and selling specialty plastics in several markets including the medical device market. With over 50 years in business, DaMar currently provides the medical and consumer industries with precision plastic molding technology. The acquisition builds upon the Company's strategy to create a fully integrated global medical device company and adds precision plastics technology capabilities to the Company. The addition of DaMar Plastics to Salona Global is projected to add $6.6 million of revenue annually with gross profit margins of approximately 45%. Information relating to DaMar contained in this Report covers the period since acquisition (from September 23, 2022 through November 30, 2022).

On December 15, 2022, the Company announced its intention to focus on listing on the Nasdaq Capital Market ("Nasdaq") in 2023. As a first step, the Company has changed its fiscal year end to December 31, 2022, with the aim of preparing for a U.S. listing.

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

The Company believes it is the well positioned to offer acquisition targets upside through stock and cash acquisitions with a liquid TSXV listing.

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

Revenues

	Three months ended		2022 vs 2021		Nine months ended		2022 vs. 2021

	November 30, 2022	November 30, 2021	$ Change	% Change	November 30, 2022	November 30, 2021	$ Change	% Change
Revenue	$10,547,652	$5,286,702	$5,260,950	100%	$30,640,439	$9,850,915	$20,789,524	211%
Gross Margin	3,495,160	1,662,636	1,832,524	110%	10,165,938	3,073,782	7,092,156	231%
Adjusted EBITDA	$(159,717)	$302,536	$(462,253)	(153%)	$1,267,687	$577,357	$690,330	120%

Adjusted EBITDA

Adjusted EBITDA is calculated as follows:

	Three months ended	Nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Adjusted EBITDA	$(159,717)	$302,536	$1,267,687	$577,357
Less: Stock Based Compensation	(380,937)	(292,492)	(1,248,709)	(757,792)
Net loss before the undernoted	(540,654)	10,044	18,978	(180,435)
Amortization of intangible asset	(301,990)	(165,552)	(786,842)	(244,340)
Depreciation of property and equipment	(147,622)	(65,458)	(292,476)	(131,414)
Amortization of right-of-use asset	(285,967)	(67,817)	(508,185)	(106,700)
Interest Expense	(226,573)	(121,518)	(508,649)	(265,602)
Foreign exchange loss	(13,703)	(48,934)	(13,471)	(38,397)
Change in fair value of earn-out consideration	-	-	(2,451,600)	-
Change in fair value of contingent consideration	980,730	-	(7,532,300)	-
Gain on share for debt settlement	-	-	-	15,538
Transaction costs including legal, financial, audit and US & Canadian regulatory expenses	(1,054,602)	(1,044,455)	(2,403,285)	(2,269,923)
Current income tax expense	(11,754)	(7)	(41,786)	(1,995)
Deferred income tax recovery	73,538	-	192,721	-
Net Loss	$(1,528,597)	$(1,503,697)	$(14,326,895)	$(3,223,268)

RESULTS OF OPERATIONS`

Revenues

	Three months ended		2022 vs 2021		Nine months ended		2022 vs. 2021

	November 30, 2022	November 30, 2021	$ Change	% Change	November 30, 2022	November 30, 2021	$ Change	% Change
Revenue	$10,547,652	$5,286,702	$5,260,950	100%	$30,640,439	$9,850,915	$20,789,524	211%

Since the acquisition of SDP on May 21, 2021, Simbex on September 30, 2021, Mio-Guard on March 11, 2022, DaMar on September 23, 2022, and the sales channel assets of ALG on November 28, 2021, the Company has continued generating sales revenue in line with each of their pre-COVID revenue figures and each continue to grow. From March 1, 2022, through November 30, 2022, the Company generated sales of $30,640,439.

	Three months ended		2022 vs 2021		Nine months ended		2022 vs. 2021

	November 30, 2022	November 30, 2021	$ Change	% Change	November 30, 2022	November 30, 2021	$ Change	% Change
Cost of Revenue
Direct service personnel	$1,472,850	$953,260	$519,590	55%	$4,465,024	$1,230,443	$3,234,581	263%
Direct material costs	5,269,741	2,431,065	2,838,676	117%	15,146,076	5,306,949	9,839,127	185%
Other direct costs	309,901	239,741	70,160	29%	863,401	239,741	623,660	260%

Cost of revenue includes the Company's labor costs expended in the production of medical devices, and related expenses allocated directly to the production of medical devices, and its cost of actual materials used in the production process from March 1, 2022, through November 30, 2022. Cost of revenue also includes the purchase of trading goods and costs associated with contract service revenue. The ongoing issues with the global supply chain process caused by COVID-19 and other economic factors has impacted the Company's ability to source affordable components. While there can be no assurances, management believes that the negative impacts on the Company's sourcing of components will diminish as the global supply chain stabilizes.

Amortization, Depreciation, Interest, Transaction Costs and Foreign Exchange Gain Change in fair value of earn-out and contingent consideration

	Three months ended		2022 vs 2021		Nine months ended		2022 vs. 2021

	November 30, 2022	November 30, 2021	$ Change	% Change	November 30, 2022	November 30, 2021	$ Change	% Change
Amortization of intangible assets	$(301,990)	$(165,552)	$(136,438)	82%	$(786,842)	$(244,340)	$(542,502)	222%
Depreciation of property and equipment	(147,622)	(65,458)	(82,164)	126%	(292,476)	(131,414)	(161,062)	123%
Amortization of right-of-use assets	(285,967)	(67,817)	(218,150)	322%	(508,185)	(106,700)	(401,485)	376%
Interest expense	(226,573)	(121,518)	(105,055)	86%	(508,649)	(265,602)	(243,047)	92%
Foreign exchange loss	(13,703)	(48,934)	35,231	(72%)	(13,471)	(38,397)	24,926	(65%)
Transaction costs including legal, financial, audit, US & Canadian Regulatory	(1,054,602)	(1,044,455)	(10,147)	1%	(2,403,285)	(2,269,923)	(133,362)	6%
Change in fair value of earn-out consideration	-	-	-	-%	(2,451,600)	-	(2,451,600)	100%
Change in fair value of contingent consideration	980,730	-	980,730	100%	(7,532,300)	-	(7,532,300)	100%

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

The change in fair value of earnout consideration represents the increase in fair value of SDP’s 19,162,000 earnout shares on May 31, 2022, the date of issuance. The change in fair value of the contingent consideration represents the obligations resulting from the Simbex, Health Plus, DaMar, and Mio-Guard acquisitions.  The company assesses its potential obligations related to these commitments during the quarter and fair values them accordingly.

Transaction costs include legal, financial, audit, US and Canadian regulatory expenses and other fees incurred in connection with the Change of Business transaction, the SDP, Simbex, Mio-Guard, DaMar and ALG acquisitions, due diligence of acquisition targets, financing costs, US regulatory costs, and associated accounting and other costs. While these costs are necessary, they are not operational expenses of the business.

	Three months ended		2022 vs 2021		Nine months ended		2022 vs. 2021

	November 30, 2022	November 30, 2021	$ Change	% Change	November 30, 2022	November 30, 2021	$ Change	% Change
Foreign currency translation gain (loss)	$(79,919)	$112,505	$(192,424)	(171%)	$(37,967)	$128,506	$(166,473)	(130%)

Since the Company operates in the United States, it is exposed to foreign currency risk. Management is unable to effectively predict swings in the foreign exchange value of the U.S. Dollar against the Canadian Dollar. When currency is moved between denominations, a gain or loss may be realized which management is unable to accurately predict.

Liquidity and Capital Resources

The Company funds its operations through cash from operations and asset-based loans secured by subsidiary inventory and accounts receivable from third parties. In February 2022, the Company completed a private placement of 7,749,000 units (the "Units") at $0.55 per Unit (consisting of one common share and one warrant to purchase one common share) for gross proceeds of approximately $4.26 million. As of November 30, 2022, the Company had $3,138,860 of cash and cash equivalents, which was a decrease of $4,918,240 from the balance as of February 28, 2022. During the nine months ended November 30, 2022, the Company generated $215,953 from the exercise of 454,817 broker share purchase warrants. During the nine months ended November 30, 2022, the Company generated $5,329 from the exercise of 28,154 of stock options.

Long Term Debt

On June 9, 2021, the Company's subsidiary SDP entered into a $7,294,320 (US$5,400,000) revolving loan facility with a third-party financial institution, which refinanced their existing revolving loan facility and other notes.  All amounts outstanding under the $6,162,803 revolving loan facility bear interest at the greater of 4% or prime plus 0.75% per annum, and any accrued unpaid interest is payable monthly, with a maturity of August 1, 2023. The repayment obligations under the $7,294,320 facility are secured by a first priority lien on substantially all of the assets of SDP and are not guaranteed by the Company or any other subsidiary. In addition, on June 9, 2021, SDP issued a secured promissory note in the principal amount of $982,200 (US$750,000) which evidenced the refinancing of two outstanding loans. The note bears interest at the greater of 6% or prime rate plus 2.75% per annum. Principal and accrued but unpaid interest due on the note are payable monthly in equal installments over a 36-month period, and the repayment obligations under the note are secured by a lien on substantially all of the assets of SDP. As of November 30, 2022, the Company had long term debt of $781,228 related to the above note, as compared to $856,119 on February 28, 2022.

On January 13, 2023, the Company entered into an asset-based loan (ABL). The ABL is with a financial institution whereby the Company, through its subsidiaries, may borrow up to US$5,500,000. Borrowings' bear interest at 6% or prime +0.75% per annum, whichever is greater. The balance will be secured by the receivables of the Company's subsidiaries. The loan is not subject to any financial covenants.

Cash Flows

The following table is a summary of the Company's cash flows for the nine months ended November 30, 2022, and November 30, 2021:

	November 30, 2022	November 30, 2021
Net cash used in operating activities	$(87,964)	$(1,336,020)
Net cash used in investing activities	(5,322,020)	(4,142,266)
Net cash provided by (used in) financing activities	560,708	(1,092,067)
Net decrease in cash and cash equivalents and restricted cash	(4,849,276)	(6,570,353)

Net Cash Used in Operating Activities

During the period ended November 30, 2022, $87,964 was used for operating activities (compared to $1,336,020 used for operating activities for the period ended November 30, 2021). This cash flow was used primarily to improve the back office and administrative capacity of the Company, fund certain design and development projects, make expenditures to expand the market for certain products, support efforts to reduce supply chain constraints and increase productivity in all aspects of the business.

Net Cash Used in Investing Activities

During the period ended November 30, 2022, $5,322,021 was used in investing activities, compared to $4,142,266 that was used in the period ended November 30, 2021. The use of cash flow reflects the acquisition of DaMar of $4,318,236, the acquisition of Mio-Guard of $589,340, and the acquisition new property and equipment of $339,588. It also includes the purchase of intangible assets including intellectual property of $278,202.

Net Cash Provided by (Used in) Financing Activities

During the period ended November 30, 2022, $560,708 was provided through financing activities, compared to $1,092,067 used during the period ended November 30, 2021. The cash provided during the period ended November 30, 2022, was primarily from proceeds from the line of credit, net proceeds received from ALG-Health, and proceeds from the exercise of broker warrants, offset by lease payments. The cash used in in the period ended November 30, 2021, was primarily for the repayment of long-term debt, offset partially by the proceeds from the line of credit and proceeds from the exercise of stock options.

The Company currently intends to satisfy its short- and long-term liquidity requirements through its existing cash, current assets and cash flow from operating activities.

To date, the Company has not paid a cash dividend on its capital stock. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors (the "Board") and will depend upon the Company's financial condition, operating results, capital requirements and such other factors as the Board deems relevant.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during the periods covered by this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not ordinarily hold market risk sensitive instruments for trading purposes and currently does not have any investments in marketable securities, which would expose it to market risks.

Interest Rate Risk

As part of its ongoing operations, the Company is exposed to interest rate fluctuations on borrowings. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Long Term Debt". As of November 30, 2022, the Company has two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of the Company's revolving loan facility is equal to the 4% or prime plus 0.75% per annum, and the interest rate of the Company's secured promissory note is equal to the greater of 6% or prime rate plus 2.75% per annum.

There is no assurance that interest rates will increase or decrease over the Company's next fiscal year or that an increase will not have a material adverse effect on its operations.

Foreign Currency Risk

The Company receives and makes payments in U.S. currency and accordingly is subject to the financial risks associated with changes in the exchange rate between U.S. currency and Canadian currency. The Company has not entered into any hedge arrangements intending to mitigate this exchange rate risk, and there is no assurance that the exchange rates will not fluctuate over the next fiscal year or that such fluctuations will not have a material adverse effect on the Company's operations.

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

As of November 30, 2022, an evaluation was performed under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer concluded as of November 30, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2022, and "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2022.

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

Date: January 17, 2023

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Dennis Nelson
Name: Dennis Nelson Title: Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: January 17, 2023