Form 10-KT
period 2022-12-31
Salona Global Medical Device Corp
filed 2023-04-03
CIK 1617765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2022, to December 31, 2022

Commission File Number 333-266806

SALONA GLOBAL MEDICAL DEVICE CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification Number)

6160 Innovation Way, Carlsbad, California	92009
(Address of principal executive office)	(Zip Code)

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

Yes ☐  No ☒

As of December 31, 2022, the last business day of the registrant's most recently completed fiscal year, the aggregate market value of the voting stock held by non-affiliates of the registrant was $23,858,811 (based on the closing price of the common shares as reported on the TSXV of $ 0.45 per share).

As of March 24, 2023 (latest practicable date), 54,151,708 common shares, no par value, and 15,717,656 Class A shares, no par value, were outstanding.

SALONA GLOBAL MEDICAL DEVICE CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

On December 14, 2022, the Board of Directors of the Company approved a change to its fiscal year from February 28 to December 31.  The Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2023. The required ten-month transition period of March 1, 2022, to December 31, 2022, is included in the Company’s consolidated financial statements. For comparative purposes, the Company’s unaudited consolidated statements of operations and comprehensive loss, statements of stockholders’ equity, balance sheet, and statements of cash flow for the ten-months ended December 31, 2021, are also presented.

As used in this Annual Report on Form 10-KT, the terms "we," "us," "our," the "Company" and "Salona" mean Salona Global Medical Device Corporation and its subsidiaries (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," "could", "may", "might" "will" and "would" or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to the future effects of the COVID-19 pandemic, the general expansion of our business, and other statements which are not statements of current or historical facts.

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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

We are a U.S. -based corporation focused on human performance and rehabilitative solutions. Via strategic acquisitions we leverage intellectual properties of specialized companies to deliver market-leading products and services through our wholly owned subsidiaries. Our subsidiaries consist of South Dakota Partners, Inc., a South Dakota corporation ("SDP"), Simbex, LLC, a New Hampshire limited liability company ("Simbex"), ALG Health Plus, LLC, a Delaware limited liability company ("Health Plus"), Mio-Guard, LLC, a Michigan limited liability company ("Mio-Guard"), and DaMar Plastics Manufacturing Inc., a California corporation ("DaMar"). These acquisitions allow us to develop, manufacture, and sell medical devices, some of which are proprietary and white label.  Our products include devices used for pain management and physical therapy treatments, including cold/hot therapy products, neuromuscular electrical stimulation ("NMES") devices, transcutaneous electrical nerve stimulation ("TENS") devices, ultrasound treatment devices, as well as wearable technology and other products used for prevention, treatment, and rehabilitation of the human body.

We intend to achieve scale through further acquisitions and organic growth. An emphasis will be placed on products/services in the human performance and rehabilitation space.   Some of our areas of focus will aim to serve people over the age of sixty-five, which demographic provides steady demand by virtue of government sponsored medical coverage in the U.S. Our current operations are focused predominantly on the business of recovery science, technologies that help individuals recover from surgery and prevent disease. We expect to expand our business in the human performance and rehabilitation space, and we will continue to explore acquisitions within and adjacent to this business vertical. The U.S. occupational & physical therapy services market is projected to grow from $50.26 billion in 2022 to $72.70 billion by 2029, at a CAGR of 5.4% (Source: fortunebusinessinsights.com).

Our common shares trade on the TSX Venture Exchange ("TSXV") under the symbol "SGMD." Our registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario and our headquarters is located at 6160 Innovation Way, Carlsbad, California, 92009.

Unless otherwise noted, all figures in this report are reported in Canadian Dollars.

Plan of Operations

Our primary objective is to become a leading developer, manufacturer and supplier, of non-invasive medical device products through both acquisitions and organic growth. We expect to use a combination of available working capital, debt and equity to finance identified and future acquisitions. Our immediate short-term objectives will be to evaluate and acquire additional complementary medical device companies to expand our distribution networks and product lines.

Our longer-term objectives will be to:

  Leverage sales distribution networks to expand our distribution in U.S. and International channels,
  Increase our product lines by developing, in-licensing or acquiring new intellectual property for protected devices that are synergistic with acquisitions,
  Increase profits through operational integration to reduce supply chain risks and increase cash flow and margins, and
  Pursue a goal in 2023 to qualify our common shares for listing on the U.S. based NASDAQ Stock Market, to provide increased liquidity to investors.

Growth Plan

We anticipate that our acquisition-oriented growth strategy will leverage the capital markets to target smaller U.S.-based private medical device companies by offering stock and cash to acquire such companies and integrate them into a large, broad-based medical device company. Through this growth strategy, we intend to increase our overall revenue and profits and therefore earnings per share by (a) increasing revenues through international distribution networks in Europe, Australia and other markets to increase sales for each acquired company; (b) increasing our product lines by developing, in-licensing or acquiring new intellectual property for protected devices that are synergistic with the acquisitions; and (c) increasing profits through operational integration in an effort to reduce supply chain risks and increase cash flow and margin.

Acquisition Pipeline

In the pursuit of our acquisition-oriented growth strategy, we have acquired five businesses since May, 2021. Additionally, our management team has a pipeline of small, privately held, stand-alone and bolt-on medical device companies targeted for acquisition in the highly fragmented global market for injury prevention, post operative healing and rehabilitation. We believe that this will allow us to provide products from cradle-to-grave throughout the continuum of care, by acquiring businesses which fall into one of three primary categories:

  Private smaller medical device companies struggling with sufficient capitalization and lacking the operational expertise to fully realize the value of their intellectual property,
  Niche players that have succeed in developing a handful of quality products and are looking for an alternative to selling to a larger companies that often do not allow continued participation and future financial upside, and
  Smaller U.S.-listed companies that lack liquidity and coverage to offer sufficient upside to investors.

We believe we are well positioned to offer acquisition targets upside by offering the Company's equity which should provide additional liquidity due to its listing on the TSXV, and if we are successful in qualifying for listing on the U.S. NASDAQ exchange, a larger trading market.

The Company’s goal is to negotiate to pay Company equity to the sellers of potential targets, rather than cash.  To the extent this is possible, this reduces our requirement for additional capital. However, where appropriate, we will consider paying a mixture of cash and equity.  In the case of our acquisitions of SDP and Mio-Guard, we were successful in negotiating a purchase price consisting primarily of equity.  In the case of Simbex and DaMar, we agreed to pay a purchase price consisting of cash and equity based on the value of the target, the timing to complete the acquisition and other factors.  Over the last six months, we have negotiated the terms of an acquisition of the physical medicine and rehabilitation business of Biodex Medical Systems, Inc., an attractive medical device company with a strong brand in the markets that we have targeted.  Based on our evaluation of the Biodex business, the timing of payments of the purchase price, and our desire to successfully bid for this company, we agreed to pay an all-cash purchase price.  In addition to the composition of the purchase price, when assessing potential targets our intent is to focus our efforts on acquiring businesses that are operationally cash flow positive, which should enhance our ability to borrow for additional capital needs.

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

Fulfillment Service Line: Many medical device designers or producers lack the expertise, capacity, and bandwidth to contend with a growing and deeply fragmented customer base. SDP offers management of the interface with customers down to final fulfillment and tracking. Once production is complete, SDP will store products for existing customers that it has already sold to them in order to maintain, track and ultimately deliver finished goods directly to end users. What seems on its face to be a simple process, becomes increasingly difficult as the number of product variants increases, and the number of outgoing deliveries increases into the hundreds or thousands.

SDP's product line is designed to remove all but the development of intellectual property and sales channels from the purview of its customers. SDP's goal is to reduce the complexity and burdens of medical device operations of its customers once the technology has been developed by reducing cost, streamlining operations, managing quality to six sigma standards, and managing the end user interface. SDP offers a wide and focused scope of services and products to address the needs of its customers within the medical device market in which SDP operates, SDP focuses upon: TENS, NMES, PEMF, ultrasound, therapy supplies, combo devices, traction devices, laser treatment, hot/cold therapy, muscle stimulation, wound care, and bone growth, which are explained in greater detail below. End users of SDP's products include healthcare professionals, physical therapists or patients, however, SDP only contracts directly with the supplier of the products and not end users.

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

Technologies

The products that SDP produces and operates its other services around, are predominantly focused on the pain management and post-surgical care space. The technologies used are myriad but some of the most important technologies are laid out below:

• Transcutaneous Electronic Nerve Stimulation (TENS): This technology operates by running electricity directly through the patient's skin to interfere with the typical functioning of neurons key to the pain feedback cycle. This technology falls into the much broader class of electronic stimulation products, which are SDP's specialty focus. These products have been around for some time and are generally well accepted in the medical community and by the FDA. SDP focuses primarily on producing large, capital equipment variants of these products typically used by physicians in their offices and workplaces as opposed to home use by the patient. The ultimate service provider will often bill an insurance provider for the use of the equipment on the patient. Some patients pay for these services directly and may or may not later seek reimbursement from an insurance provider.

• Pulsed Electromagnetic Field Technology (PEMF): This technology operates by generating magnetic fields around the device stimulating the activation of various cell types within patients. These products do not require the electrodes and wires of TENS products (although some manufacturers do make use of this delivery method) as magnetic fields do not need assistance in passing through the patients' skin. This technology was originally developed for use in bone stimulation but has since been applied to other issues as well in compliance with FDA rules and regulations. PEMF is part of the broader electronic stimulation device grouping. The ultimate service provider will often bill an insurance provider for the use of the equipment on the patient. Some patients pay for these services directly and may or may not later seek reimbursement from an insurance provider.

• Neuromuscular Electrical Stimulation (NMES): This technology utilizes similar systems as TENS. An electrical current is passed through the skin of the patient using electrodes. However, the goal and specifics of this technology are used not to interfere with nerve signaling, but to instead cause muscle contraction of a targeted muscle or muscle group. This technology is often used in rehabilitation of muscles post-surgery as well as for post-workout recovery in athletes. NMES is also a part of the larger electronic stimulation device grouping. The ultimate service provider will often bill an insurance provider for the use of the equipment on the patient. Some patients pay for these services directly and may or may not later seek reimbursement from an insurance provider.

• Hot/Cold Therapy: Hot and cold therapy has been a mainstay of recovery sciences for a very long time. The majority of this equipment is not regulated by the FDA medical device regulations; however, it is ubiquitous in its usage in the recovery sciences. Hot and cold therapy used in conjunction or separately, is used by both individual patients, sports trainers and medical practitioners to relieve pain, enhance recovery, and reduce swelling. The manufacture and development of these products requires specific knowledge and production strategies to create appropriate gel matrices, which are typically proprietary, to create a safe and effective product.

• Laser Treatment: The use of lasers of various wavelengths in healthcare is a somewhat more recent development with applications having been approved by the FDA for everything from the recovery sciences to cosmetic procedures. SDP specializes in working with laser medical device products that cater to the recovery science space.

• Continuous Passive Motion (CPM): CPM devices are used in post-surgical recovery, typically related to repair and/or damage to joints. Often in the recovery process it is important that a limb be moved to prevent excessive formation of scar tissue. CPM devices serve to fill this need by passively moving a limb during the recovery process without assistance from the patient. These devices are typically not owned by individual patients but are supplied by practitioners who then bill a patient's insurance provider for use of the equipment.

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

Production Controls and Quality

The Clear Lake Facility is FDA Registered and ISO 13485:2016 certified. SDP manages all internal and external activities following the in-place Quality Management System to ensure compliance with the requirements of ISO 13485:2016, current Good Manufacturing Practices (GMP), and drives continuous improvement using lean and six sigma tools.

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

Market

SDP services medical device companies with operations across the globe. The largest concentration of customer orders is delivered to the U.S. operating arms of customers. The U.S. healthcare industry continues to grow rapidly as the population of 65+ individuals continue to climb. The U.S. healthcare industry is often seen as acyclical or recession resistant due to the critical nature of its services.

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

Simbex, LLC

Overview

Based in Lebanon, New Hampshire, our subsidiary Simbex, LLC is a medical device and consumer health product design and development firm.  They offer both engineering services and commercialization strategy consulting for the Salona subsidiaries and other companies of all sizes. They take a holistic approach to product design and development to ensure any products they develop are not only engineered well, but have excellent market fit. Products range from wearable technology to products for physical stability. Given the nature of their services, they have been instrumental in developing and innovating IP-based assets for their customers and have agreements that generate ongoing royalties.

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

Software & Web Development - Software development continually evolves with increasing complexity and integration of new technologies to help keep pace with customer expectations.  Simbex has a diverse group of developers to cover the needs of users from embedded firmware to cloud based solutions.  They utilize an agile approach to software development to ensure development remains on track, and customer needs and requirements are met. Their DevOps and quality assurance processes helps ensure each project is "right sized" with a focus on delivering the right software at the right time and with the appropriate level of verification/validation from unit testing to integrated systems testing.

Applied Research and Algorithm Development - Drawing from their background in academic research and data analytics, Simbex helps drive product direction and strategy that is based on sound science and actionable data.  The Simbex team of algorithm developers understand how to leverage biometric data to produce meaningful information for the patient, clinician and user.  To do this, Simbex works to thoroughly understand the product being developed and the underlying mechanisms of action, while leveraging real-world data to validate the product and its benefits. The emphasis on scientific integrity has allowed Simbex to create products of the highest quality and proven benefits. They consider applied research expertise a critical component of our product development partnership.

Quality and Regulatory

Simbex maintains a Quality Management System which is compliant to ISO 13485 and the FDA's Quality System Regulation 21 CFR 820 for the development of medical devices and meets all applicable regulatory standards.  Their experienced engineering staff has developed products for many industry leading companies and provide a detailed Design History File, Device Master Record, and Risk Analysis compliant to ISO 14971.

Commercialization Strategy

Simbex recognizes that great products require both technical implementation and well-thought out business strategy.  In collaboration with it’s engineering, Simbex commercialization strategy team helps companes understand product market fit, regulatory strategy, reimbursement opportunities, and general business requirements.  In the United States, medical device manufacturers have to undergo rigorous testing and registration processes. Simbex brings unique expertise to these businesses in the design, registration, and go to market strategy of businesses attempting to take novel medical devices to market.

Market

Simbex services medical device and consumer health companies with operations predominantly in the U.S. The U.S. healthcare industry continues to grow rapidly as the population of 65+ individuals continues to climb.  The U.S. healthcare industry is often seen as acyclical or recession resistant due to the critical nature of its services.  Simbex strives to innovate and develop products that meet the needs of the rapidly aging U.S. population and assist clients and Salona in growing revenues, improving products, and developing IP.

Marketing Strategies

Simbex is recognized as a premier product design and development firm.  It’s business is driven by reputation, word of mouth and contacts known within the industry.

ALG Health Plus, LLC

On November 29, 2021, in connection with the acquisition of certain assets of ALG Health, LLC, the Company launched a new U.S. sales subsidiary called ALG Health Plus, LLC ("ALG Health Plus"), aimed at selling medical devices and supplies to small, independent hospitals and group purchasing organization ("GPO"), organizations that offer small medical offices and clinics access to devices and supplies on a larger scale creating efficiencies by aggregating purchasing volumes. As the Company continues to acquire and develop additional products, we also look to expand sales opportunities by ALG Health Plus with those products. ALG Health Plus was developed in partnership with experienced sales executives to attempt to sell medical supplies and devices to GPO's and other large businesses and systems. The sales channel is still in development at this time.

Mio-Guard, LLC

On March 11, 2022, the Company acquired Mio-Guard LLC, a Michigan based company engaged in the wholesale sale of sports medicine products in the majority of the United States, through a wholly owned subsidiary. Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over 50 sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school and college athletics to professional sports teams.

Products

To address the need for medical care in organized sports, Mio-Guard distributes products focused on injury prevention and improving recovery from injury or surgical intervention. Their products are predominantly sold into athletic training rooms, physical therapy clinics, and organized sports institutions, which fit into four broad categories:

Mio-Guard Capital Equipment Furnishings (Athletic Training Room/PT Clinics Builds/Remodels) - Mio-Guard has extensive expertise in the organization and layout of cutting-edge training and recovery facilities and works closely with top US universities, professional athletic teams and other treatment providers to equip their facilities with top-of-the-line capital equipment to assist in the treatment of patients including large scale treatment systems, ergonomic treatment platforms, and other large and expensive equipment. The creation of recurring revenue through the ongoing setup and large capital equipment sales continue to deliver great value over time to the Mio-Guard business.

Mio-Guard Capital Equipment Modalities - Mio-Guard sells many of the types of products currently produced in the Company's SDP subsidiary including TENS, NMES, Lasers, Hot/Cold Therapy and more. Mio-Guard has worked with training experts for years to help them identify the latest and greatest treatment modalities so they can better aid the recovery of their patients.

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

Market

Mio-Guard services physical therapists and athletic trainers predominantly in the Midwest and Southern U.S.  The U.S. healthcare industry continues to grow rapidly as the population of 65+ individuals continue to climb. As the U.S. population ages, management expects that the number of individuals attempting to recover from surgery and regain physical independence will increase.  The U.S. healthcare industry is often seen as cyclical or recession resistant due to the critical nature of its services. The U.S. occupational & physical therapy services market is projected to grow from $50.26 billion in 2022 to $72.70 billion by 2029, at a CAGR of 5.4% (Source: fortunebusinessinsights.com).

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

________________________________

1 New Study Shows 37 Percent of Public Secondary Schools Meet Gold Standard of Care For Their Athletes, NATA Press Release, March 11, 2015. URL accessed 4/8/2022. https://www.nata.org/press-release/031115/new-study-shows-37-percent-public-secondary-schools-meet-gold-standard-care

2 College Athletes Often Bear the Cost of Injuries and Insurance, Best Colleges.com by Dean Golembeski, November 10, 2021. URL accessed 4/8/2022. https://www.bestcolleges.com/news/2021/09/10/college-athletes-ncaa-injuries-insurance.

DaMar Plastics Manufacturing, Inc.

Overview

Based in El Cajon, California, our subsidiary DaMar Plastics Manufacturing, Inc. (“DaMar Plastics”) was founded in 1970 and is a custom plastics injection molding business. In addition to providing plastic injection molding parts to their customers, DaMar Plastics also offers several ancillary, including but not limited to assembly, packaging and mold making.  On September 23, 2022, Salona Global acquired DaMar Plastics as a strategic acquisition complementing the suite of services Salona already offers and providing a more complete package to offer our customers.  The business capability matches well with the electromedical, and assembly services offered by South Dakota Partners (SDP).  They serve a variety of customers not only in medical device industry, but also in satellite technology and many consumer-based products.

Products

As a custom plastics manufacturing company, DaMar Plastics specializes in producing injection molded parts for our customers primarily in the medical, construction, consumer products and Original Equipment Manufacture (OEM) companies in Oil & Gas, Pool and Scientific Research. DaMar Plastics has the capability to make micro molded parts and large products up to 6.5 pounds in weight. DaMar Plastics provides value add solutions such as packaging, assembly, printing.  They are a leader regionally in manufacturing products with sustainable materials such as reprocessed, recycled resins, compostable materials, and biodegradable materials.

Regulatory

DaMar Plastics maintains a Quality Management System which is compliant and certified by ISO 9001:2015. They are in to process of completing their ISO 13485 certification.  They are not required to be FDA registered but many of their customers are FDA registered.

Market

The global plastic contract manufacturing market reached a value of US$ 32.4 Billion in 2021. Looking forward, IMARC Group expects the market to reach a value of US$ 44.52 Billion by 2027, exhibiting a CAGR of 5.30% during 2022-2027. The increasing demand for consumer electronics, such as smartphones, wearable devices, televisions, computers, laptops, cameras, and video recorders, represents one of the key factors driving the growth of the market. The use of plastic in the production of medical devices due to the increasing number of medical tests performed for the diagnosis of diseases has also propelled the market growth. Plastics, such as polyvinylchloride (PVC), polyethylene (PE), polypropylene (PP), and engineering plastics are increasingly used to manufacture medical devices. Moreover, manufacturers are rapidly adopting contract manufacturing as it offers various advantages such as integrated design, rapid prototyping, streamlined production trials and reduced cost of plastic production. Furthermore, contract manufacturing allows the OEMs to focus on other crucial business aspects, including increasing sales, strategic planning, marketing, and customer services, resulting in steady production and efficient supply chain management. These factors are expected to create a positive outlook for the market in the coming years. (Source: Plastic Contract Manufacturing Market: Global Industry Trends, Share, Size, Growth, Opportunity and Forecast 2022-2027 (imarcgroup.com))

DaMar Plastics services the entire nation and is proud to lead the plastics injection market with its use of recycled materials and biodegradable plastics.  Made in the USA is very important to many of our customers and helps drive our business forward.  Many of our customers value our ability to work with them on research and development projects in order to get their products to the marketplace.

Marketing Strategies

DaMar Plastics sells through reputation, word of mouth and contacts known within the industry.  In addition, our website drives many customers to our sales and marketing team.  To date, all of DaMar Plastics’ sales have been made on an arm's length basis.

EMPLOYEES

As of December 31, 2022, the Company and its subsidiaries had no full-time and no part-time employees in Canada and had 144  full-time employees and 13 part-time employees in the United States through its subsidiaries.

AVAILABLE INFORMATION

Our investor relations website address is www.salonaglobal.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's website is located at http://www.sec.gov.

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

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis, we must raise additional capital during 2023 to fund our operations and meet existing obligations resulting from acquisitions in order to continue as a going concern.

SRCO Professional Corporation, our independent registered public accounting firm for the fiscal year ended December 31, 2022, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the ten months ended December 31, 2022, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities, but may not be sufficient to  satisfy obligations we have incurred with respect to certain of our acquisitions. In order to have sufficient cash to fund these obligations, we will need to raise additional equity or debt capital, or restructure the payment terms for those obligations in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

We may not be able to cover our obligations incurred in connection with our acquisitions of Simbex and/or Biodex Medical Systems, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise debt or equity capital in the near future in order to repay outstanding obligations we incurred in connection with the Simbex and Biodex Medical Systems, Inc. acquisitions when they mature.   In the case of Biodex Medical Systems, these amounts consist of (i) $2 million due on July 1, 2023, $3 million due on October 1, 2023 and $2 million due on January 1, 2024 and in the case of Simbex, consist of approximately $3.3 million in earnout payments due in April 2023. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates. Upon a default, our counterparty to the various agreements related to the acquisition would have the right to exercise its rights and remedies to collect against us.  Accordingly, a default would have a material adverse effect on our business.

Although we have a limited business history, we have always operated at a loss and always generated negative cash flow and we anticipate that we will need to raise additional funds to finance our operations.

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

We have incurred recurring net losses, including net losses from operations before income taxes of $ 19.0 million and $4.5       million for the ten-months ended December 31, 2022, and the fiscal year ended February 28, 2022, respectively. We used $0.2 million and $3.7  million of cash for operating activities during the ten (10) months ended December 31, 2022, and the fiscal year ended February 28, 2022, respectively.

To fund our existing operations and business plan, we will need to raise additional capital. Our cash needs will depend on numerous factors, including our revenues, our ability to integrate companies we acquire and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations and continue to integrate systems. If we are unable to secure such additional financing, it will have a material adverse effect on our business, and we may have to limit operations in a manner inconsistent with our development plans. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

We have funded our operations primarily with proceeds from public and private offerings of our common stock. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, the terms of the private placement transactions that we completed in the past, and increasingly restricted availability of credit, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

Our financial condition may impair our ability to obtain credit terms with our suppliers.

Our supplier contracts typically provide us with payment terms of at least thirty (30) days. However, our financial condition may make it difficult for us to continue to receive payment terms of at least thirty (30) days or may result in one or more of our suppliers making demand for adequate assurance, which could include a demand for payment-in-advance. If we are unable to obtain reasonable payment terms or if any of our material suppliers were to successfully demand payment-in-advance, it could have a material adverse effect on our liquidity.

We may be negatively impacted by challenging global economic conditions.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example, since early 2020, the U.S. and other world economies have experienced turmoil due to the novel coronavirus pandemic and related "shelter-in-place" orders and other governmental mandates ("COVID-19"), which has resulted in global economic uncertainty. A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence. The COVID-19 pandemic has already disrupted, and could potentially further disrupt, our supply chain or interfere with normal business operations due to the loss of employee availability. The broader impact of the COVID-19 pandemic on investors, businesses, the global economy or financial and commodity markets may also have a material adverse impact on our results of operations, financial condition and the trading price of our common shares.

Additionally, the U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use in our products and the sale of finished products. [For example, the tariffs imposed by the U.S. on materials from China are impacting materials that we import for use in packaging in the U.S.] Measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.

RISKS RELATED TO OUR BUSINESS

Our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of disease outbreaks, epidemics, pandemics, or similar wide-spread public health concerns and other natural disasters. The COVID-19 pandemic and the responses of governments to it had, and may again have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity.

Our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of disease outbreaks, epidemics, pandemics, similar wide-spread public health concerns and other natural disasters. The COVID-19 pandemic has had, and continues to have, an unprecedented impact on society, worldwide economic activity, and the health care sector. The COVID-19 pandemic and the governmental responses to it had, and may again have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. Even after the COVID-19 pandemic has begun to subside, we may again experience material adverse impacts to our business, results of operations and cash flows as a result of, among other things, its global economic impact, including any recession that may occur in the future, or a prolonged period of economic slowdown.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material adverse effect on us.

Our future growth is dependent upon our ability to develop or acquire and maintain new products and technologies that achieve market acceptance with acceptable margins.

Our future success depends on our ability to timely develop (or obtain the right to sell) competitive and innovative products and services and to market them quickly and cost-effectively. Our ability to anticipate customer needs and emerging trends and develop or acquire new products, services and technologies at competitive prices requires significant resources, including employees with the requisite skills, experience and expertise. The failure to successfully address these challenges could materially disrupt our sales and operations.

Our failure to comply with all regulatory, permit and license requirements could result in criminal or civil sanctions or an adverse effect on our business.

We are operating in an industry that is subject to extensive federal and state regulation. Failure to comply with applicable regulations could result in severe criminal or civil sanctions or require us to make significant changes to our operations that could adversely affect our business, financial condition and operating results. Our operations are also subject to state laws governing, among other things, distribution of medical equipment and certain types of health activities, and we may be required to obtain and maintain licenses in each state to act as an equipment supplier. If we fail to obtain or maintain any required licenses and/or accreditations, it could have an impact on our business.

Increased regulatory burdens may result in significant loss of revenue, substantial out-of-pocket costs and loss of management focus on our business.

Increasing regulatory burdens, including premarketing approval delays, may result in significant loss of revenue, unpredictable costs and loss of management focus on developing and marketing products. Medical device companies are increasingly burdened with bureaucratic and regulator demands that may not be reasonably related to assuring the safety or effectiveness of the devices that they provide. Premarketing submission administrative burdens, and substantial "user fees" or notified body review fees, represent a significant non-clinical and/or non-scientific barrier to new product introduction, resulting in lack of investment or delays to revenues from new or improved devices. The risks associated with such circumstances relate not only to substantial out-of-pocket costs, including potential litigation, but also loss of business and a diversion of attention of key employees for an extended period of time from managing their normal responsibilities, particularly in new product development and routine quality assurance activities.

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

The health care products distribution industry is highly competitive (including, without limitation, competition from third-party online commerce sites) and consolidating, and we may not be able to compete successfully.

The healthcare and medical device industry is highly competitive and dynamic and will become more competitive as new players enter the market. Certain competitors will be subsidiaries or divisions of larger, much better capitalized companies. Certain competitors will have vertically integrated production and services sectors of the market. We may have less capital and may encounter greater operational challenges in serving the market. Better capitalized competitors may be able to borrow money or raise debt to purchase equipment on more favorable terms or more easily than us. Potential competitors could have significantly greater financial, research and development, production, and sales and marketing resources than we have and could utilize their greater resources to acquire or develop new technologies or products that could effectively compete with ours. Additionally, demand for our products could be diminished by technological change or equivalent or superior products developed by competitors. Competing in these markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Additionally, traditional health care supply and distribution relationships are being challenged by electronic online commerce solutions. The continued advancement of online commerce by third parties will require us to cost-effectively adapt to changing technologies, to enhance existing services and to differentiate our business (including with additional value-added services) to address changing demands of consumers and our customers on a timely basis. The emergence of such potential competition and our inability to anticipate and effectively respond to changes on a timely basis could have a material adverse effect on our business. Our ability to compete effectively depends upon our ability to distinguish ourselves from our competitors and their products, on such factors as safety and effectiveness, product pricing, compelling clinical data and quality of customer support.

We may be unable to identify and complete acquisitions.

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

We are dependent upon third parties for the manufacture and supply of a significant volume of our products.

We obtain a significant percentage of the products we distribute from third parties, with whom we generally do not have long-term contracts. While there is typically more than one source of supply, some key suppliers, in the aggregate, supply a significant portion of the products we sell. In the event of any interruption in supply, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all, and an extended interruption in supply, particularly of a high-sales volume product, could result in a significant disruption in our sales and operations, as well as damage to our relationships with customers and our reputation. Our supply chain could be materially disrupted if our suppliers fail to comply with or are unable to satisfy our demand for products.

Adverse changes in supplier rebates or other purchasing incentives could negatively affect our business.

The terms on which we purchase or sell products from many suppliers may entitle us to receive a rebate or other purchasing incentive based on the attainment of certain growth goals. Suppliers may reduce or eliminate rebates or incentives offered under their programs or increase the growth goals or other conditions we must meet to earn rebates or incentives to levels that we cannot achieve. Increased competition either from generic or equivalent branded products could result in us failing to earn rebates or incentives that are conditioned upon achievement of growth goals. Additionally, factors outside of our control, such as customer preferences, consolidation of suppliers or supply issues, can have a material impact on our ability to achieve the growth goals established by our suppliers, which may reduce the number of rebates or incentives we receive. The occurrence of any of these events could have an adverse impact on our business, financial condition or operating results.

Risks inherent in acquisitions, dispositions and joint ventures could offset the anticipated benefits.

One of our business strategies has been to expand our domestic and international markets in part through acquisitions and joint ventures and we expect to continue to make acquisitions and enter into joint ventures in the future. Such transactions require significant management attention, may place significant demands on our operations, information systems, legal, regulatory, compliance-functions and financial resources, and there is risk that one or more may not succeed. We cannot be sure, for example, that we will achieve the benefits of revenue growth that we expect from these acquisitions or joint ventures or that we will avoid unforeseen additional costs, taxes or expenses. Our ability to successfully implement our acquisition and joint venture strategy depends upon, among other things, the following:

1. the availability of suitable acquisition or joint venture candidates at acceptable prices;

2. our ability to consummate such transactions, which could potentially be prohibited due to U.S. or foreign antitrust regulations;

3. the liquidity of our investments and the availability of financing on acceptable terms;

4. our ability to retain customers or product lines of the acquired businesses or joint ventures;

5. our ability to retain, recruit and incentivize the management of the companies we acquire; and

6. our ability to successfully integrate these companies' operations, services, products and personnel with our culture, management policies, legal, regulatory and compliance policies, cybersecurity systems and policies, internal procedures, working capital management, financial and operational controls and strategies.

Furthermore, some of our acquisitions and future acquisitions may give rise to an obligation to make contingent payments or to satisfy certain repurchase obligations, which payments could have material adverse impacts on our financial results individually or in the aggregate.

Additionally, when we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of assets or a business at a price or on terms that are less than we had anticipated. Dispositions may also involve continued financial involvement in a divested business, such as through transition service agreements, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the acquired or divested business, or other conditions outside our control, could affect our future financial results.

The health care industry is experiencing changes due to political, economic and regulatory influences that could materially adversely affect our business.

The health care industry is highly regulated and subject to changing political, economic and regulatory influences. In recent years, the health care industry has undergone, and is in the process of undergoing, significant changes driven by various efforts to reduce costs, including, among other factors: trends toward managed care; collective purchasing arrangements and consolidation among office-based health care practitioners; and changes in reimbursements to customers, including increased attention to value-based payment arrangements, as well as growing enforcement activities (and related monetary recoveries) by governmental officials. Both our profitability and the profitability of our customers may be materially adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical supplies and devices, and/or medical treatments or services, or changes to the methodology by which reimbursement levels are determined. If we are unable to react effectively to these and other changes in the health care industry, our business could be materially adversely affected.

Expansion of group purchasing organizations ("GPO"), or provider networks and the multi-tiered costing structure may place us at a competitive disadvantage.

The health care products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for health care products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated health care providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Additionally, the formation of provider networks, GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship and may threaten our ability to compete effectively, which could in turn negatively impact our financial results. Although we are seeking to obtain similar terms from manufacturers to access lower prices demanded by GPO contracts or other contracts, and to develop relationships with existing and emerging provider networks, GPOs, we cannot guarantee that such terms will be obtained, or contracts executed.

Increases in shipping costs or service issues with our third-party shippers could harm our business.

Our ability to meet our customers’ expedited delivery expectations is an integral component of our business strategy for which our customers rely. Shipping is a significant expense in the operation of our business. We ship almost all of our orders through third-party delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have a material adverse effect on our business, financial condition or operating results. While we have recently experienced increases in the cost of shipping, we do not expect these additional expenses to be material to our results. However, it is possible that such costs could be material in the future. Similarly, strikes or other service interruptions by those shippers, including at transportation centers or shipping ports, could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis.

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

We produce and offer for sale a limited number of products and have a concentration of orders from key customers, primarily in the U.S. market, from which we derive a substantial portion of our revenue. Customers may cancel or choose not to renew their contracts. Changes in economic conditions could influence future actions of our partners or other customers. To the extent that any significant agreement or agreements with our customers are canceled, including, without limitation, our supply agreements, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be materially adversely affected. We seek to expand our product offerings, increase the number of customers and expand our markets, but there is no assurance that this plan will succeed.

Our customers depend on third-party coverage and reimbursements. The failure of healthcare programs to provide coverage and reimbursement, or reductions in levels of reimbursement, could have a material adverse effect on our business.

The ability of our customers to obtain reimbursements for products they purchase from us or from intermediaries, or from therapies they provide using the products they purchase from the Company, or our intermediaries is important to our business. Demand for many of our existing and new medical products is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients' medical expenses in the countries where we do business. Any reduction in the number of reimbursements received by our customers could harm our business by reducing their selection of our products and the prices they are willing to pay.

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

The market for some of our products may be characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We derive, and it is expected that we will continue to derive, a substantial portion of revenues from the development and sale of products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards and changing patient preferences. There is no assurance that we will keep up with technological improvements.

MACRO ECONOMIC AND POLITICAL RISKS

Uncertain global and domestic macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Uncertain global and domestic macro-economic and political conditions that affect the economy and the economic outlook of the United States, Europe, Asia and other parts of the world could materially adversely affect our results of operations and financial condition. These uncertainties, include, among other things:

1. election results;

2. greater restrictions on imports and exports;

3. supply chain disruptions;

4. changes in laws and policies governing health care or data privacy;

5. tariffs and sanctions;

6. changes to the relationship between the United States and China; • sovereign debt levels;

7. the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;

8. consumer confidence;

9. unemployment levels (and a corresponding increase in the uninsured and underinsured population);

10. changes in regulatory and tax regulations;

11. interest rate fluctuations, and strengthening of the dollar, which have and will continue to impact our results of operations;

12. availability of capital;

13. increases in fuel and energy costs;

14. the effect of inflation on our ability to procure products and our ability to increase prices over time and pass through to our customers price increases we may receive;

15. changes in tax rates and the availability of certain tax deductions;

16. increases in labor costs;

17. increases in health care costs;

18. our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters;

19. the threat or outbreak of war, terrorism or public unrest (including, without limitation, the war in Ukraine and the possibility of a wider European or global conflict); and

20. changes in laws and policies governing manufacturing, development and investment in territories and countries where we do business.

Additionally, changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending, and/or higher income or corporate taxes, which could depress spending overall. Recessionary or inflationary conditions and depressed levels of consumer and commercial spending may also cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause suppliers to reduce their output or change their terms of sale. We have experienced inflationary pressures, including higher freight costs and interest expense. Although inflation impacts both our revenues and costs, the depth and breadth of our product portfolio often allows us to offer lower-cost national brand solutions or corporate brand alternatives to our more price-sensitive customers who are unable to absorb price increases, thus positioning us to protect our gross profit. The strengthening of the dollar, likewise, has impacted our revenues and costs, but neither inflation nor exchange rates have materially impacted our results of operations in fiscal year 2022. We generally sell products to customers with payment terms. If customers' cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to, or may delay, payment to us. Likewise, for similar reasons suppliers may restrict credit or impose different payment terms.

REGULATORY AND LITIGATION RISKS

Failure to comply with existing and future regulatory requirements could materially adversely affect our business.

We strive to be compliant with the applicable laws, regulations and guidance described below in all material respects, and believe we have effective compliance programs and other controls in place to ensure substantial compliance. However, compliance is not guaranteed either now or in the future as certain laws, regulations and guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as, future changes, additions and enforcement approaches, including in light of political changes. When we discover situations of non-compliance we seek to remedy them and bring the affected area back into compliance. Changes with respect to the applicable laws, regulations and guidance described below may require us to update or revise our operations, services, marketing practices, and compliance programs and controls, and may impose additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a material adverse effect on our business. There can be no assurance that current and future government regulations will not adversely affect our business, and we cannot predict new regulatory priorities, the form, content or timing of regulatory actions, and their impact on the health care industry and on our business and operations.

We face inherent risk of exposure to product liability, intellectual property infringement and other claims in the event that the use of the products we sell results in injury.

Our business involves a risk of product liability, intellectual property infringement and other claims in the ordinary course of business. Another potential risk we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.

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

As of March 1, 2020, we ceased to meet the definition of a "foreign private issuer" set out in Rule 405 of the Securities Act. As a result, our equity securities will be deemed to be "restricted securities" as such term is defined in Rule 144 of the Securities Act. Any such securities issued by us must be registered with the SEC or be issued on an exempt basis and carry resale restrictions. As a result of the loss of foreign private issuer status, we filed a registration statement on Form S-1 to register the resale of securities issued in connection with certain private equity financings, and we are now subject to SEC rules and regulations regarding disclosure which require the filing of various periodic reports on Forms 10-K, 10-Q and 8-K. Compliance with these obligations requires significant financial and management resources. We are also subject to liability under the Securities Act and the Exchange Act. Liability under these acts can lead to monetary fines, limitations on future financings and, if imposed, may impede our ability to finance our business.

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

Our products may be subject to recall, which would harm our reputation and business. The FDA and similar governmental authorities in other countries have the authority to require the recall of medical device products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with customers. There can be no assurance that we will not have product recalls in the future or that such recalls would not have a material adverse effect on our business.

We face risks related to our information technology systems, and potential cyber-attacks and security breaches.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems may contain valuable proprietary and confidential information and personal customer data. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information or subject us to liability under laws that protect personal data. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins.

We are subject to debt instruments and restrictive covenants that may impede our ability to conduct our business.

We are subject to various restrictive covenants and events of default, including payment of interest and principal when due, under a commercial loan agreement entered into by our subsidiary SDP with a third party financial institution on June 9, 2021 in connection with a $7,313,760 (US$5,400,000) revolving loan facility with a maturity on August 1, 2023, and a secured promissory note issued by SDP in the principal amount of $1,015,800 (US$750,000) maturing on June 1, 2024 (collectively, the "Loans"). If there is an event of default under the Loans, the principal amount owing thereunder, plus accrued and unpaid interest, may be declared immediately due and payable. If such an event occurs, it could have a material negative financial impact on the Company. Any extended default under the Loans could result in the loss of our entire business. In addition, the Loans include various conditions and covenants that require us to obtain consents prior to carrying out certain activities and entering into certain transactions. The inability to meet these conditions and covenants or obtain lenders' consent to carry out restricted activities could materially and adversely affect our business and results of operations.

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

GENERAL RISKS

Our future success is substantially dependent upon our senior management, and our revenues and profitability depend on our relationships with capable sales personnel as well as customers, suppliers and manufacturers of the products that we distribute.

Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Luke Faulstick, our Chief Executive Officer. The loss of the services of Mr. Faulstick could have a material adverse effect on our business. We do not currently have "key man" life insurance policies on any of our employees. Competition for senior management is intense, burnout and turn-over rates are increasing workplace concerns during and after the COVID-19 pandemic, and we may not be successful in attracting and retaining key personnel. Additionally, our future revenues and profitability depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as customers, suppliers and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.

PROPERTIES.

Our corporate headquarters is in Carlsbad, California. The table below provides selected information regarding the leased principal properties used in our operations.

Location	Use	Lease Termination Date	Approximate Square Footage
Carlsbad, California	Corporate headquarters	11/26	7,057
Clear Lake, South Dakota	Manufacturing facility and office space (SDP)	10/38	77,000
Lebanon, New Hampshire	Office facility (Simbex)	09/24	10,548
Holt, Michigan	Distribution facility (Mio-Guard)	12/26	18,414
El Cajon, California	Manufacturing facility and office space (DaMar)	06/26	38,960

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Information for our Common Shares

Our common shares have been traded on the TSXV under the symbol "SGMD" since December 15, 2020. From January 15, 2020, through December 15, 2020, our common shares traded on the TSXV under the symbol "BRTL". The TSXV is the only trading market for our common shares. Our common stock is not traded on any United States exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Markets. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors, including the requirement that brokers deliver certain risk disclosure documents and other information about the pricing and broker compensation, information that may have little to do with a company's operations or business prospects. As a result of these rules, investors may find it difficult to sell their shares in the U.S. trading market.

The Company’s Class A Common Shares have the same rights as the Company’s Common Shares, except that the Class A Common Shares are (i) non-voting except as required under the Business Corporations Act (British Columbia) [Act], (ii) are subject to restrictions on transfer other than in connection with conversion to Common Shares, transfer to family members, and transfers for tax or estate purposes to affiliated companies or persons, and (iii) limitations on conversion into Common Shares. The Class A Common Shares are convertible into Common Shares on a 1:1 basis, subject to a beneficial ownership limit that restricts any conversion that would result in the holder beneficially owning more than 9.9% of the outstanding number of Common Shares after giving effect to the issuance of the Common Shares upon conversion. Upon the occurrence of a Change of Control Event as defined in the terms of the Class A Common Shares, the Class A Common Shares shall be mandatorily converted 1:1 into Common Shares. Certain of the agreements covering acquisition transactions also impose limits on the conversion of Class A Shares to Common Shares, including provisions in the Simbex, Mio-Guard and DaMar agreements that restrict conversion of the Class A Shares if the holder beneficially owns more than 500,000 Common Shares, and similar provisions in the SDP agreement that impose a limit of 368,500 Common Shares.

Holders

As of March 21, 2023, we believe there were approximately 1,646 non-objecting beneficial owners of record holding 22,352,386 common shares of the Company. The number of non-objecting beneficial owners of record does not include an indeterminate number of shareholders whose shares are held by brokers in street name through depositaries, including CDS & Co and CEDE & Co.

The holders of our common shares are entitled to receive notice of and to attend and vote at all meetings of our shareholders and each common share shall confer the right to one vote in person or by proxy at all meetings of our shareholders. The holders of our common shares shall be entitled to receive such dividends payable in cash or property as may be declared thereon by the Board from time to time. The Board may declare no dividend payable in cash or property on our common shares unless the Board simultaneously declares a dividend payable in cash or property on our Class A Shares, in an amount per Class A Share equal to the amount of the dividend declared per common share. In the event of our liquidation, dissolution or winding-up, whether voluntary or involuntary, the holders of our common shares are entitled to receive, subject to the prior rights, if any, of the holders of any other class of our shares, our remaining property and assets pari passu with the holders of our Class A Shares, with the amount of such distribution per common share equal to the amount of such distribution per Class A Shares. Holders of our common shares and Class A Shares have no pre-emptive rights and no right to convert their common shares into any other securities. There are no redemption or sinking fund provisions applicable to our common shares.

Dividend Policy

We have never paid cash dividends on our securities, and we do not anticipate paying any cash dividends on our common shares or Class A Shares in the foreseeable future. We intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant.

Unregistered Sales of Securities

The following information represents securities sold by the Company within the ten-month transition period ended December 31, 2022 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below to accredited investors pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act or pursuant to Regulation S promulgated under the Securities Act.

• On May 4, 2022, we issued 454,817 common shares pursuant to the exercise of broker warrants previously issued in connection with the Company's financing completed on May 21, 2021.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-KT. A discussion regarding our financial condition and results of operations for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021 is presented under “Results of Operations” further below in this Item 7. For discussion regarding our financial condition and the results of operations for February 28, 2022, compared to February 28, 2021, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended February 28, 2022.

Some of the information contained in this discussion and analysis or set forth elsewhere in this report include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See "Item 1A Risk Factors" included elsewhere in this Annual Report on Form 10-KT.

OVERVIEW

On March 11, 2021, we completed the Change of Business, as defined by the TSX Venture Exchange, to become an acquisition-oriented business focused on human performance and rehabilitative solutions with plans to achieve scale through further acquisitions and organic growth. We presently intend to operate in the recovery science market, including postoperative pain, wound care and other markets serving the aging population in the United States.

On May 21, 2021, of the Company acquired South Dakota Partners Inc. ("SDP") through a subsidiary. SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Results relating to SDP contained in this Report covers the period from May 21, 2021, through December 31, 2022.

On September 30, 2021, the Company acquired Simbex, LLC ("Simbex"), a medical device and consumer health product design and development firm.  They offer both engineering services and commercialization strategy consulting for the Salona subsidiaries and other companies of all sizes. Results relating to Simbex contained in this Report covers the period from September 30, 2021, through December 31, 2022.

On November 29, 2021, the Company  acquired the customer lists, sales orders and supply agreements, and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for non-voting securities of ALG Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, our subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG. Results relating to ALG Health Plus contained in this Report covers the period from November 28, 2021, through December 31, 2022.

On March 11, 2022, the Company acquired Mio-Guard, LLC, a Michigan based company engaged in the wholesale sale of sports medicine products in the mid-western, southern and central United States, through a wholly owned subsidiary. Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over 50 sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school to college to professional athletics. Results relating to Mio-Guard contained in this Report covers the period from March 11, 2022, through December 31, 2022.

On September 23, 2022, the Company acquired DaMar Plastics, Inc, a California based company that manufactures custom plastics. In addition to providing plastic injection molding parts to their customers DaMar Plastics also offers several ancillary, including but not limited to assembly, packaging and mold making. The business capability matches well with the electromedical, and assembly services offered by South Dakota Partners (SDP). Results relating to DaMar Plastics contained in this Report covers the period from September 23, 2022, through December 31, 2022.

RECENT DEVELOPMENTS

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

On February 7, 2023, 432,150 Class A shares were issued to one key individual at ALG at a fair market price of $0.69 per share for achieving a revenue milestone as described in the agreement. $298,183 in cash was given as consideration for these shares.

On February 7, 2023, 172,421 Class A shares were issued to one key individual at ALG at a fair market price of $0.69 per share for achieving a revenue milestone as described in the agreement. No cash was given as consideration for these shares.

On February 21, 2023, 1,275,770 Class A shares were issued to former owner of SDP at a price of $0.75 per share. These shares were issued upon completion of SDP's earn-out period. No cash was required to be received as consideration for these shares.

On February 23, 2023, 11,481,890 Class A shares were issued to former owner of SDP at a price of $0.75 per share. These shares were issued upon completion of SDP's earn-out period. No cash was required to be received as consideration for these shares.

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business.  The Purchase Agreement replaces the previously disclosed asset purchase agreement covering the same business that was first announced on November 29, 2022. The Company expects to close the Acquisition on April 3, 2023. The purchase agreement provides that the Company shall purchase all of the capital stock of Biodex in consideration for a total of $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of $1,000,000 in cash, and (ii) three installment payments totaling $7 million, plus or minus the post-closing adjustment, as follows: $2 million on July 1, 2023, $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and $2 million on January 1, 2024. The payment of the installment payments is guaranteed by the Company and is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note.

REVENUE AND EXPENSE COMPONENTS

The following is a description of the primary components of our revenue and expenses:

Revenue. We derive our revenue primarily from the sale of goods and services provided to the Company's contracted customers and sales-based royalties charged by the Company to licensees of the Intellectual Property (IP) developed by the Company. Currently, most of our business is conducted with customers within markets in which we have experience, and with payment terms that are customary to our business.

Cost of revenue. Cost of revenue consists primarily of direct labor expended in the manufacturing of products and the delivery of services, the cost of raw materials and finished goods, and other overhead costs attributable to the manufacture of products or delivery of services.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related employee benefits, sales commissions, stock-based compensation, insurance expense, professional service fees, information technology expenses and other administrative expenses.

Depreciation of property and equipment. Depreciation of property and equipment consists primarily of manufacturing equipment and information technology assets expensed over their useful lives.

Amortization of right-of-use assets. The right-of-use asset is a lessee's right to use an asset and is amortized over the life of the lease.

Amortization of acquired intangible assets. Amortization of acquired intangible assets reflects the amortization of intangible assets such as trademarks, non-compete agreement, intellectual property and customer base.

Interest expense. Interest expenses consists primarily of the interest charged in connection with the line of credit facility, the term note, and the finance leases.

Foreign exchange gains and losses. Foreign exchange gains and losses result from the currency fluctuations as the Company's operations are primarily in the United States in US dollars, and its reporting currency used throughout this transition report is in Canadian dollars.

Change in fair value of earn-out and contingent consideration. The change in fair value of earn-out and contingent consideration represents the change in earned and potential future obligations that are contingent on an acquired entity's business achieving certain milestones.

Transaction-related expenses. Transaction-related expenses include legal, financial, audit, US and Canadian regulatory expenses and other fees incurred in connection with the Change of Business transaction, the multiple acquisitions, due diligence of acquisition targets, financing costs, US regulatory costs, and associated accounting and other costs. While these costs are necessary to the change of our line of business, they are not operational expenses of the business.

Income tax provision. The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.

RESULTS OF OPERATIONS

Revenue

	Ten Months Ended December 31,		Change
	2022	2021	$	%
Revenue	$33,594,786	$12,603,397	$20,991,389	167%

Revenue increased by $21.0 million, or 167%, for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. Sales increased $7.8 as a result of acquisitions made within the 10 months ended December 31, 2022, and by $12.8 million as a result of acquisitions made in the prior period that has a full 10 months’ sales in in the period ended December 31, 2022. A favorable impact related to changes in foreign exchange rates increased sales by $0.6 million and was offset by a reduction of $0.2 million in other income that was generated prior to the change in business transaction.

Cost of revenue

	Ten months ended December 31,		Change
	2022	2021	$	%
Cost of revenue:
Direct service personnel	$5,264,246	$1,583,476-	$3,680,770	232%
Direct material costs	$16,836,194	$6,973,422-	$9,862,772	141%
Other direct costs	$933,954	$361,565-	$572,389	158%
Total cost of revenue	23,034,394	8,918,463	14,115,931	158%

Total cost of revenue increased by $14.1 million, or 158%, for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase was primarily due to an increase in the sales volume.

Operating expenses

	Ten months ended December 31,		Change
	2022	2021	$	%
Operating expenses:
Selling, general and administrative	$11,403,359	$4,216,121	$7,187,238	170%
Depreciation of property and equipment	253,490	154,354	99,136	64%
Amortization of right-of-use assets	617,653	135,813	481,840	355%
Amortization of intangible assets	937,276	341,307	595,969	175%
Total operating expenses	$13,211,778	$4,847,595	$8,364,183	173%

Selling, general and administrative increased by $7.2 million, or 170%, for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase was primarily due to acquired businesses within the ten months ending December 31, 2022, and a full ten months of expenses as compared to fewer months in the prior year for businesses acquired in the ten months ended December 31, 2021.

Depreciation of property and equipment increased by $0.1 million, or 64%, for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase was primarily due to addition of assets from acquired businesses within the ten months ending December 31, 2022, and a full ten months of expenses as compared to fewer months in the prior year for businesses acquired in the ten months ended December 31, 2021.

Amortization of right-of-use assets increased by $0.5 million, or 355%, for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase was primarily due to the addition of building leases results from acquired businesses within the ten months ending December 31, 2022, and a full ten months of expenses as compared to fewer months in the prior year for businesses acquired in the ten months ended December 31, 2021.

Amortization of intangible assets increased by $0.6 million, or 175%, for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase was primarily due to addition of assets resulting from acquired businesses within the ten months ending December 31, 2022, and a full ten months of expenses as compared to fewer months in the prior year for businesses acquired in the ten months ended December 31, 2021.

Interest and other income and (expense)

	Ten months ended December 31,		Change
	2022	2021	$	%

Interest expense	(590,470)	(305,672)	(284,798)	93%
Foreign exchange (loss) gain	(190,385)	20,487	(210,872)	-%
Gain on debt settlement	-	15,538	(15,538)	-%
Change in fair value of earn-out consideration	(2,451,600)	-	(2,451,600)	-%
Change in fair value of contingent consideration	(10,269,375)	-	(10,269,375)	-%
Transaction costs	(2,877,365)	(2,726,405)	(150,960)	6%

Interest expense increased by $0.3 million, or 93%, for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase was primarily due to additional lease liabilities related to acquired businesses within the ten months ending December 31, 2022, and a full ten months of expenses as compared to fewer months in the prior year for businesses acquired in the ten months ended December 31, 2021.

Foreign exchange loss increased by $0.2 million for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increased loss is the result of a stronger United States Dollar compared to the Canadian Dollar.

Gain on debt settlement decreased by $0.0 million for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. There was no gain on any debt settled in the ten months ended December 31, 2022.

Change in fair value of earn-out consideration increased by $2.5 million for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase is due to the change in the stock price from May 21, 2021 (the date of the purchase) to May 31, 2022 (the date of the commencement of the earnout period).

Change in fair value of contingent consideration increased by $10.3 million for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase is due to changes in the likelihood of the acquisitions hitting certain earnout milestones and changes in the stock price for the stock component of the earnout payments.

Transaction costs increased by $0.2 million for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase was driven by costs associated with acquisitions, potential acquisitions and US and Canadian regulatory activity.

Income Tax Provision

	Ten months ended December 31,		Change
	2022	2021	$	%
Income tax benefit (provision)	$3,134,176	$(2,000)	$3,136,176	-%

The Income tax benefit increased by $3.2 million for the ten months ended December 31, 2022, compared to the ten months ended December 31, 2021. The increase is due to the utilization of losses against deferred tax liabilities.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our line of credit facility, and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs. Our future capital requirements will depend on many factors including our rate of revenue growth, property and equipment to expand manufacturing capacity, the timing and extent of spending to support development efforts, the expansion of sales and administrative activities, the timing of introductions of new products and enhancements to existing products, and the satisfaction of earn-outs and other contingent liabilities related to acquisitions.

As current borrowing sources become due, we may be required to access the capital markets for additional funding. If we are required to access the debt markets, we expect to be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of spending and cash use as well as our ability to secure additional credit facilities, term loans, or other similar arrangements in light of our spending levels and general financial market conditions.

Cash and cash equivalents were $1.9 million and $4.5 million as of December 31, 2022, and December 31, 2021, respectively.

Summary of Cash Flows

The following is a summary of our cash provide by (used in) operating, investing and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Ten Months ended December 31, 2022	December 31, 2021
Net cash used in operating activities	$(219,313)	$(3,310,047)
Net cash used in investing activities	(5,597,102)	(4,607,528)
Net cash used in financing activities	(220,161)	(658,697)
Net decrease in cash and cash equivalents	$(6,036,576)	$(8,576,272)

Operating Activities

We used net cash of $0.2 million for operating activities for the ten months ended December 31, 2022. This cash flow was primarily used to ensure continued operation of the Company and capital raising expenses.

Investing Activities

We used net cash of $5.7 million for investing activities for the ten months ended December 31, 2022. This decrease in cash flow reflects the funds used net to acquire DaMar for $4.3 million, to acquire Mio-Guard for $0.6 million, the acquisition of intellectual property for $0.2 million, and the acquisition of property and equipment of $0.8 million. Net cash used for investing activities was offset by cash received upon the acquisition of DaMar for $0.2 million.

Financing Activities

We used net cash of $0.2 million for financing activities for the ten months ended December 31, 2022. The use of cash was for repayment of debt of $0.8 million and lease payments of $0.6 million. Net cash used in financing activities was offset by cash proceeds from the exercise of broker warrants of $0.2 million and net proceeds received from the ALG agreement of $1.0 million.

We have never paid a cash dividend on our capital stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (the "Board") and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Debt and Commitments

Our contractual obligations as of December 31, 2022, include debt of $0.8 million, a line of credit facility of $5.2 million, and lease obligations of $6.8 million reflecting the minimum commitments for our office and warehouse spaces. See Notes 11 and 12 to our audited consolidated financial statements included elsewhere in this transitional report for more information on our debt and lease obligations, respectively, including the scheduled maturities and timing of cash payments related to these obligations.

There are obligations as of December 31, 2022, for future earnout consideration associated with completed acquisitions. As of December 31, 2022, these obligations are estimated to be settled with $7.9 million in stock and $7.6 million in cash payments. The Simbex earnout is due to be paid with issued stock and cash in the month of April 2023. The cash portion amounts to $4.5 million, and if not paid when due accrues interest at a rate of 8% per annum until paid in full.  See Note 4 to our audited consolidated financial statements included elsewhere in this transitional report for more information regarding acquisitions.

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business.  The purchase agreement provides that the Company shall purchase all of the capital stock of Biodex in consideration for a total of $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of $1,000,000 in cash, and (ii) three installment payments totaling $7 million, plus or minus the post-closing adjustment, as follows: $2 million on July 1, 2023, $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and $2 million on January 1, 2024. The payment of the installment payments is guaranteed by the Company and is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note.

The Company is currently in the process of potentially raising funds through a debt financing and a subsequent public offering in the United States. As the Company’s funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the financial statements that substantial doubt exists as those plans are not completely within the control of management.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, allowance for doubtful accounts, provisions for inventory and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

See Note 3 to our consolidated financial statements included elsewhere in this transition report for additional details regarding the accounting policies we believe to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included elsewhere in this transition report for additional details regarding recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates, raw material and other commodity prices.

Currency Risk. Our operating results and financial position are reported in Canadian dollars. The majority of our financial transactions are denominated in the U.S. dollar. The reported results of our operations are subject to currency transaction risks. We have no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. As of December 31, 2022, our cash and cash equivalents were $1,928,464, as compared to $8,057,100 and $4,466,230 as of February 28, 2022, and December 31, 2021, respectively. Our financial debts have variable fixed rates of interest and as a result, the Company is exposed to interest rate risk on the line of credit ($5,162,711) short-term debt ($195,489) and long-term debt ($574,515) which could negatively impact the Company's cash position and result of operations in future periods should interest rates rise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Consolidated Financial Statements

Contents

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2022, February 28, 2022, and December 31, 2021(unaudited)	F-2

Consolidated Statements of Operations and Comprehensive Loss for the Ten-Months Ended December 31, 2022, and 2021(unaudited) and for the Year-Ended February 28, 2022	F-3

Consolidated Statements of Stockholders' Equity for the Ten-Months Ended December 31, 2022, and 2021 (unaudited) and for the Year-Ended February 28, 2022	F-4

Consolidated Statements of Cash Flows for the Ten-Months Ended December 31, 2022, and 2021(unaudited) and for the Year Ended February 28, 2022	F-5

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Salona Global Medical Device Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Salona Global Medical Device Corporation and its subsidiaries (the "Company") as of December 31, 2022 and February 28, 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the ten-month period ended December 31, 2022 and for the year ended February 28, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and February 28, 2022, and the results of its operations and its cash flows for the ten-month period ended December 31, 2022 and for the year ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SRCO Professional Corporation 5828 We have served as the Company’s auditor since 2020 Richmond Hill, Ontario, Canada March 31, 2023	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Balance Sheets
As of December 31, 2022 (audited), February 28, 2022 (audited), and December 31, 2021 (unaudited)
(in Canadian Dollars, unless specified otherwise)

	Note	December 31, 2022	February 28, 2022	December 31, 2021
Assets

Cash and cash equivalents	16	$1,928,464	$8,057,100	$4,466,230
Accounts receivable, net	5	6,353,275	6,595,668	6,104,978
Inventories, net	7	8,102,626	4,969,439	5,032,905
Prepaid expenses and other receivables		216,489	412,794	102,500
Total current assets		16,600,854	20,035,001	15,706,613
Security deposit	12	566,198	484,975	484,211
Long-term accounts receivable	5	189,616	-	-
Long-term deposits and other receivables		441,025	-	-
Property and equipment, net	8	3,399,898	1,460,175	1,494,038
Right-of-use assets, net	12	7,781,300	3,941,840	3,993,321
Intangible assets, net	9	9,376,162	6,926,582	7,033,623
Goodwill	4	13,695,194	9,833,039	14,831,243
Total assets		$52,050,247	$42,681,612	$43,543,049

Liabilities and Stockholders' Equity
Liabilities
Line of credit	11	5,162,711	5,497,249	5,052,402
Accounts payable and accrued liabilities	10	6,641,181	3,679,396	2,849,122
Current portion of debt	11	195,489	174,361	168,953
Current portion of lease liability	12	847,253	245,257	218,830
Other liabilities	10	1,807,702	562,262	1,034,541
Obligation for payment of earn-out consideration	4	15,506,531	12,997,846	18,851,549
Total current liabilities		30,160,867	23,156,371	28,175,397
Debt, net of current portion	11	574,515	681,758	713,534
Lease liability, net of current portion	12	5,983,333	3,934,431	3,992,361
Deferred tax liability	17	-	1,755,889	1,900,556
Total liabilities		$36,718,715	$29,528,449	$34,781,848

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 53,707,780 shares issued and outstanding as of December 31, 2022 (February 28, 2022: 52,539,162; December 31, 2021: 44,790,162)	13	38,767,442	38,046,097	36,552,873
Class A shares; no par value, unlimited shares authorized; 3,403,925 shares issued and outstanding as of December 31, 2022 (February 28, 2022: 1,355,425; December 31, 2021: 1,355,425)	13	1,800,064	480,479	480,479
Class A shares to be issued: 19,019,000 as of December 31, 2022 (February 28, 2022: nil; December 31, 2021: nil)	13	14,264,250	-	-
Additional paid-in-capital	13	8,072,610	6,985,107	4,334,251
Accumulated other comprehensive income		1,688,452	1,006,361	547,173
Deficit		$(49,261,286)	$(33,364,881)	$(33,153,575)
Total stockholders' equity		$15,331,532	$13,153,163	$8,761,201
Total liabilities and stockholders' equity		$52,050,247	$42,681,612	$43,543,049
Contingencies (Note 18)
Subsequent events (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022
(audited)
(in Canadian Dollars, unless specified otherwise)

		For the 10 months ended		For the year ended
	Note	December 31, 2022	December 31, 2021	February 28, 2022
Revenue	6	$33,594,786	$12,603,397	$18,312,269
Cost of revenue
Direct service personnel		5,264,246	1,583,476	2,494,162
Direct material costs		16,836,194	6,973,422	9,297,653
Other direct costs		933,954	361,565	558,387
Total cost of revenue		23,034,394	8,918,463	12,350,202
Gross margin		10,560,392	3,684,934	5,962,067
Operating expenses
Selling, general, and administrative		11,403,359	4,216,121	5,728,247
Depreciation of property and equipment	8	253,490	154,354	200,622
Amortization of right-of-use assets	12	617,653	135,813	192,796
Amortization of intangible assets	9	937,276	341,307	448,348
Total operating expenses		13,211,778	4,847,595	6,570,013
Loss from operations		(2,651,386)	(1,162,661)	(607,946)
Interest expense		(590,470)	(305,672)	(388,065)
Foreign currency exchange (loss) gain		(190,385)	20,487	16,392
Gain on debt settlement		-	15,538	15,538
Change in fair value of earn-out consideration	4	(2,451,600)	-	-
Change in fair value of contingent consideration	4	(10,269,375)	-	5,853,701
Provision for impairment	4	-	-	(5,520,522)
Transaction costs	15	(2,877,365)	(2,726,405)	(3,842,734)
Net loss before taxes		(19,030,581)	(4,158,713)	(4,473,636)
Provision for income taxes	17	3,134,176	(2,000)	101,617
Net loss		$(15,896,405)	$(4,160,713)	$(4,372,019)
Other comprehensive loss
Foreign currency translation gain (loss)		682,091	(396,147)	63,041
Comprehensive loss		$(15,214,314)	$(4,556,860)	$(4,308,978)
Net loss per share
Basic and diluted		(0.29)	(0.10)	(0.10)
Weighted average number of common stock and Class A shares outstanding		54,841,014	42,812,245	43,627,051

The accompanying notes are an integral part of these consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Statements of Stockholder’s Equity
For the ten months ended December 31, 2022 (audited), and 2021 (unaudited)  and for the year ended February 28, 2022
(audited)
(in Canadian Dollars, unless specified otherwise)

	Common stock		Class A Shares		Class A shares to be issued		Additional paid-in- capital $	Accumulated other comprehensive income $
	Number	Amount $	Number	Amount $	Number	Amount $			Deficit $	Total $
Balance - February 28, 2021	33,813,308	31,065,513	-	-	-	-	3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	-	-	903,947	-	-	903,947
Shares exchanged to Class A Shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-	-	-
Shares for debt settlement	737,000	94,999	-	-	-	-	-	-	-	94,999
Shares issued on financing, net	9,990,237	5,300,490	-	-	-	-	-	-	-	5,300,490
Shares issued on exercise of options	1,605,042	572,350	-	-	-	-	(195,458)	-	-	376,892
Foreign currency translation loss	-	-	-	-	-	-	-	(396,147)	-	(396,147)
Net loss for the period	-	-	-	-	-	-	-	-	(4,160,713)	(4,160,713)
Balance - December 31, 2021	44,790,162	36,552,873	1,355,425	480,479	-	-	4,334,251	547,173	(33,153,575)	8,761,201

Balance - February 28, 2021	33,813,308	31,065,513	-	-	-	-	3,625,762	943,320	(28,992,862)	6,641,733
Stock based compensation	-	-	-	-	-	-	1,196,361	-	-	1,196,361
Shares exchanged to Class A Shares	(1,355,425)	(480,479)	1,355,425	480,479	-	-	-	-	-	-
Shares for debt settlement	737,000	94,999	-	-	-	-	-	-	-	94,999
Shares issued on financing, net	17,739,237	7,734,631	-	-	-	-	2,077,577	-	-	9,812,208
Shares issued on exercise of options	1,605,042	572,350	-	-	-	-	(195,458)	-	-	376,892
Share issuance costs on financing	-	(940,917)	-	-	-	-	280,865	-	-	(660,052)
Foreign currency translation gain	-	-	-	-	-	-	-	63,041	-	63,041
Net loss for the period	-	-	-	-	-	-	-	-	(4,372,019)	(4,372,019)
Balance - February 28, 2022	52,539,162	38,046,097	1,355,425	480,479	-	-	6,985,107	1,006,361	(33,364,881)	13,153,163
Share based compensation	-	-	-	-	-	-	1,278,915	-	-	1,278,915
Shares issued on exercise of options	28,154	8,426	-	-	-	-	(3,097)	-	-	5,329
Shares issued on exercise of broker warrants	454,817	229,598	-	-	-	-	(13,645)	-	-	215,953
Shares for debt settlement	260,921	201,401	-	-	-	-	-	-	-	201,401
Shares issued on financing, net	281,726	174,670	-	-	-	-	(174,670)	-	-	-
Shares to be issued related to acquisition of SDP	-	-	-	-	19,162,000	14,371,500	-	-	-	14,371,500
Shares issued related to acquisition of SDP	-	-	143,000	107,250	(143,000)	(107,250)	-	-	-	-
Class A shares exchanged for common shares	143,000	107,250	(143,000)	(107,250)	-	-	-	-	-	-
Shares issued related to ALG agreement	-	-	2,048,500	1,319,585	-	-	-	-	-	1,319,585
Foreign currency translation gain	-	-	-	-	-	-	-	682,091	-	682,091
Net loss for the period	-	-	-	-	-	-	-	-	(15,896,405)	(15,896,405)
Balance - December 31, 2022	53,707,780	38,767,442	3,403,925	1,800,064	19,019,000	14,264,250	8,072,610	1,688,452	(49,261,286)	15,331,532

The accompanying notes are an integral part of these consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Statements of Cash Flows
For the ten months ended December 31, 2022 (audited), and 2021(unaudited), and for the year ended February 28, 2022
(audited)
(in Canadian Dollars, unless specified otherwise)

	For the ten months ended			For the year ended
	Note	December 31, 2022	December 31, 2021	February 28, 2022
Operating activities
Net loss		$(15,896,405)	$(4,160,713)	$(4,372,019)
Non-cash items:
Depreciation and amortization	8,9,12	1,808,419	631,474	841,766
Interest accretion on lease liability	12	248,127	114,600	202,844
Realized gain on sale of marketable securities	6	-	(10,086)	(10,107)
Gain on share for debt settlement		-	15,538	15,538
Stock based compensation		1,278,915	903,947	1,196,361
Forgiveness of debt, net		-	(918,047)	(918,361)
Change in fair value of contingent consideration	4	10,269,375	-	(5,853,701)
Change in fair value of earn-out consideration	4	2,451,600	-	-
Provision for impairment	4	-	-	5,520,522
Change in fair value of marketable securities		-	(6,867)	(6,881)
Changes in operating assets and liabilities:
Accounts receivable	6	1,662,114	(1,584,089)	(2,065,879)
Deferred income tax recovery	17	(3,176,134)	-	(113,639)
Prepaid expenses and other receivables		(36,505)	388,676	82,104
Inventories		(1,782,778)	177,437	248,445
Accounts payable and accrued liabilities		1,878,879	689,614	1,516,369
Other liabilities		1,075,080	479,545	12,759
Net cash used in operating activities		(219,313)	(3,310,047)	(3,703,879)

Investing activities
Cash received on acquisition of SDP	4	-	255	255
Cash received on acquisition of Simbex	4	-	632,697	632,697
Cash received on acquisition of Mio-Guard	4	3,363	-	-
Cash received on acquisition of DaMar	4	199,982	-	-
Proceeds on sale of marketable securities		-	496,526	496,526
Acquisition of property and equipment	8	(639,471)	(45,247)	(55,259)
Acquisition of intellectual property	9	(243,201)	-	-
Acquisition of Mio-Guard	4	(572,400)	-	-
Acquisition of DaMar	4	(4,345,375)	-	-
Acquisition of Simbex, LLC	4	-	(5,691,759)	(5,691,759)
Net cash used in investing activities		(5,597,102)	(4,607,528)	(4,617,540)

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Consolidated Statements of Cash FlowsFor the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022
(audited)
(in Canadian Dollars, unless specified otherwise)

Financing activities
Repayment of long-term debt, net	11	(138,946)	(2,235,151)	(2,263,306)
Proceeds from term loan, net	11	-	939,375	939,696
Repayment of line of credit, net	11	(680,196)	1,115,425	1,549,929
Proceeds from issuance of shares		-	-	4,261,950
Proceeds from exercise of broker warrants	13	215,953	-	-
Net proceeds received from ALG agreement	4	985,950	-	-
Share issuance costs		-	(660,052)	(660,052)
Proceeds from exercise of stock options	14	5,329	376,892	376,892
Lease payments	12	(608,251)	(195,186)	(269,954)
Net cash (used in) provided by financing activities		(220,161)	(658,697)	3,935,155

Effect of foreign exchange rates on cash		(92,060)	536,360	(62,778)
Decrease in cash and cash equivalents		(6,036,576)	(8,576,272)	(4,386,264)
Cash and cash equivalents		8,057,100	12,506,142	12,506,142
Cash and cash equivalents		$1,928,464	$4,466,230	8,057,100

Supplementary information:
Interest paid		342,343	191,072	388,065
Income taxes paid		41,958	2,000	12,022
Common stock issued for debt		201,401	94,999	94,999

The accompanying notes are an integral part of these consolidated financial statements.

  SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements
For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)
(in Canadian Dollars, unless specified otherwise)

1. Description of the business

Salona Global Medical Device Corporation (formerly known as Brattle Street Investment Corp.) ("the Company," "us," "our," "Salona," "Salona Global," or the "Company"), is a publicly traded company listed on the TSX Venture Exchange (the "Exchange" or "TSXV"). The Company is an acquisition oriented, US-based and revenue generating medical device technology company focused on human performance and rehabilitative solutions. The Company aims to leverage the liquid Canadian capital markets to acquire small to midsize US and internationally based medical device products and companies with the goal of expanding sales and improving operations. The Company's aim is to create a large, broad-based medical device company with global reach.

The Company was incorporated under the Canada Business Corporations Act on September 17, 2013. The common shares trade on the TSXV under the symbol "SGMD." The registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario and the headquarters are located at 6160 Innovation Way, Carlsbad, California, 92009.

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

On May 21, 2021, the Company acquired South Dakota Partners Inc. ("SDP").

On September 30, 2021, the Company acquired Simbex, LLC ("Simbex").

On November 28, 2021, the Company launched a new U.S. sales subsidiary called ALG Health Plus, LLC ("Health Plus").

On March 11, 2022, the Company acquired Mio-Guard, LLC ("Mio-Guard").

On September 23, 2022, the Company acquired DaMar Plastics Manufacturing Inc. ("DaMar").

On December 14, 2022, the Board of Directors of the Company approved a change to its fiscal year from February 28 to December 31.  The Company's fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2023. The required ten-month transition period of March 1, 2022, to December 31, 2022, is included in the Company's consolidated financial statements. For comparative purposes, the Company’s unaudited consolidated statements of operations and comprehensive loss, statements of stockholders’ equity, balance sheet, and statements of cash flow for the ten-months ended December 31, 2021, are also presented.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

2. Basis of presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Functional and presentation currency

These consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its subsidiaries Inspira Financial Company, Inspira SaaS Billing, Inc., 1077863 B.C., Ltd, Simbex, LLC, ALG Health Plus, LLC, SDP, DaMar Plastics Manufacturing, Inc. and Mio-Guard, LLC and the wholly owned holding company subsidiaries noted below is US dollars.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2022. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the consolidated financial statements are issued.

To alleviate these conditions, the Company is currently in the process of potentially raising funds through a debt financing and a subsequent public offering in the United States. As the Company’s funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all. These conditions, along with the matters noted above, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the financial statements that substantial doubt exists as those plans are not completely within the control of management. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company, Mio-Guard, LLC ("Mio-Guard"), DaMar Plastics Manufacturing Inc. ("DaMar"), and 1077863 B.C., Ltd.. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Acquisition Parent I Corporation, Simbex Acquisition Parent Corporation, Mio-Tech Parent LLC, and DaMar Acquisition Corporation. The Company owns 100% of all its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

b) Basis of measurement

The consolidated financial statements of the Company have been prepared on an historical cost basis except contingent consideration which are carried at fair value.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

c) Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, allowance for doubtful accounts, provisions for inventory, valuation allowance for deferred tax assets,  the purchase price accounting of the businesses that the Company has acquired, including the acquisition date fair value of the identifiable assets and liabilities acquired, the fair value of contingent consideration as well as the associated remeasurement of earnouts, and assessment of going concern. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of December 31, 2022, the Company has one segment, healthcare operations, which includes production, design, development, and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expense from this segment are disclosed in the consolidated balance sheets and statements of operations and comprehensive loss.

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

As of December 31, 2022, and February 28, 2022, respectively, the Company did not identify any financial assets and liabilities other than contingent considerations resulting from the SDP, Simbex, ALG, DaMar, and Mio-Guard acquisitions, that would be required to be presented on the consolidated balance sheet at fair value.

f) Revenue recognition

Revenue comprises goods and services provided to the Company's contracted customers and sales-based royalties charged by the Company to licensees of the Intellectual Property (IP) developed by the Company.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

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

SDP, Mio-Guard, DaMar, and Health Plus recognize revenue at a point-in-time upon transfer of control of goods to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company received or expects to receive in exchange for the goods. Simbex recognizes its revenue over time as it meets its milestones and performs its obligations as agreed upon in its contracts with its customers. Payment received prior to the delivery of service is classified as "unearned customer deposits," and "unearned revenues."

For sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the consolidated statements of operations and comprehensive loss and included in other income.

Provisions for discounts, returns and other adjustments are provided for the period in which the related sales are recorded. The Company has concluded that it is the principal in its revenue arrangements because it controls the goods or services before transferring them to the customer.

The Company typically provides warranties for general repairs of defects that existed at the time of sale. These assurance-type warranties are accounted for as warranty provisions, if any.

g) Research and development costs

Research and development costs are generally expensed as incurred. These costs primarily consist of personnel and related expenses and are classified as part of the selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

h) Cash and cash equivalents

Cash and cash equivalents comprise of highly liquid interest-bearing securities that are readily convertible to cash and are subject to an insignificant risk of changes in value. The maturities of these securities as at the purchase date are 90 days or less.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

i) Inventories

Inventories are comprised of raw material, work-in-progress, trading goods, and finished goods, which consist principally of electrodes, electronic components, subassemblies, steel, plastic, hardware, fasteners, and purchased sports medicine products and are stated at the lower of cost (first-in, first-out) and net realizable value and include direct labor, materials, and other related costs. The Company periodically reviews inventory for evidence of slow-moving or obsolete items, and writes inventory down to net realizable value, as needed.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

l) Right-of-use asset

The Company's right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liability represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with the lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The next assessment of useful lives will be performed as of December 31, 2023.

n) Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2022 and February 28, 2022, the Company believes there was no impairment of its long-lived assets.

o) Business Combination and Contingent consideration

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

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units. If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statements of operations and comprehensive loss. Acquisition-related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. The determination of the value of goodwill and intangible assets arising from business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

p) Stock-Based Compensation

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

q) Basic and Diluted Earnings Per Share

The Company has adopted the ASC 260-10 which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company's common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as of December 31, 2022.

r) Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company's subsidiaries is the US dollar. Translation gains (losses) are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

s) Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed it methodology for estimating the valuation allowance. A change in valuation allowance affects earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

t) Share purchase warrants

The Company accounts for the share purchase warrants issued to investor and brokers pursuant to equity financing as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company's own shares and whether the holders of the warrants could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent reporting period end date while the warrants are outstanding. For issued investor warrants and broker warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued investor warrants and broker warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.

For the period ended December 31, 2022, the Company concluded based on the above mentioned that the issued investor warrants, and broker warrants met the criteria for equity classification in accordance with ASC 815-40 and therefore were classified under equity. The fair value of those warrants is determined by using Black Scholes valuation model on the date of issuance. The relative fair value method is applied to allocate gross proceeds from equity financing into its shares and warrants portion respectively. Those costs directly contributable to equity financing are accounted for as a reduction under stockholders' equity.

u) Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

v) Recently issued pronouncements

In September 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-04 that requires additional qualitative and quantitative disclosures surrounding supplier finance programs intended to help investors better consider the effect of these programs on a company's working capital, liquidity, and cash flows over time. This update is effective for fiscal years beginning after December 15, 2022, including interim periods, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact this update will have on its disclosures in future consolidated financial statements.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

The Company is in the process of determining the impact the adoption will have on its consolidated financial statements as well as whether to early adopt the new guidance.

In March 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan re-financings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In October 2021 FASB, issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company has elected to early adopt this standard. However, it did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2022, as amended by ASU No. 2019-10, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its consolidated financial statements as well as whether to early adopt the new guidance.

In March 2020, the FASB issued ASU No. 2020-04 providing optional expedients and exceptions to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The optional guidance, which became effective on March 12, 2020, could be applied through December 31, 2022. In December 2022, the FASB issued No 2022-06 extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. The ASU has not impacted the consolidated financial statements. The Company has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications through December 31, 2024.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

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

As of May 31, 2022, SDP has concluded its earn-out period and has met both the revenue and adjusted net asset threshold requirements to receive its full 19,162,000 non-voting "Class A" shares of common stock. As such, this obligation has been removed from the liability section of the consolidated balance sheet as a contingent liability (as shown on the February 28, 2022, Consolidated Balance Sheet) and has been moved to the equity section as Class A shares to be issued. As of May 31, 2022, the date of issuance, the fair value of the 19,162,000 shares was $14,371,500 (fair value as of February 28, 2022, was $11,919,900), of which 143,000 were issued at a value of $107,250.  The change in fair value of $2,451,600 has been reflected as an expense on the consolidated statements of operations and comprehensive loss.

On December 31, 2022, and February 28, 2022, respectively, the Company reviewed its assessment of the fair value of goodwill from the SDP acquisition and noted no impairment to Goodwill.

Assets Acquired from ALG-Health, LLC:

On November 29, 2021, the Company consummated the acquisition of the customer lists, sales orders and supply agreements and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for non-voting securities of Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, our subsidiary ALG Health Plus, LLC entered into an exclusive supply agreement with ALG.

In accordance with ASC 805 "Business Combinations" the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. The identified assets acquired, the customer list, has nominal value based on future cash flows which are dependent on a future, yet-to-be established business, and therefore no value has been assigned to it.

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Health Plus's and ALG's business arrangement achieving certain milestones. The fair value of the contingent consideration liability on November 29, 2021, and February 28, 2022, was estimated to be nil and as such, no contingent liability was recorded on the date of the agreement was executed. As of December 31, 2022, as a result of new arrangements, the fair value of the contingent consideration liability is estimated to be $298,183.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

On November 21, 2022, 1,048,500 Class A shares were issued to two key individuals at ALG at a fair market price of $0.61 per share for achieving certain EBITDA milestones. On November 28, 2022, 1,000,000 Class A shares were issued to one key individual at ALG at a fair market price of $0.68 per share for achieving a revenue milestone as described in the agreement. $693,365 in cash was provided as consideration for these shares.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

The Working Capital Adjustment comprises:

● the closing cash payment;

● the closing escrowed stock valued at US$100,000, valued at the 30-day Volume Weighted Average Price ("VWAP") determined as of the closing date;

● pro-rata bonuses to be paid to employees for 2021; and

● ordinary course bonuses for 2022.

The contingent consideration liability represents potential future earnout payments to the sellers of Simbex that are contingent on Simbex's business achieving certain milestones. Certain Simbex management was retained post-acquisition and will receive a portion of the potential future earnout payments if earned. The fair value of the contingent consideration liability of $6,769,769 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of December 31, 2022, the fair value of the contingent consideration liability is $7,288,123 (February 28, 2022, $1,077,946). The contingent consideration liability consists of $4,415,344 and $2,872,779 of cash and stock earn-out payments, respectively. The increase in the contingent consideration liability from February 28, 2022, has been taken as an expense on the consolidated statements of operations and comprehensive loss.

On February 28, 2022, the Company updated its assessment of the fair value of goodwill from the Simbex LLC acquisition, in conjunction with the Company's third-party valuation experts based on updated year to date results of the acquired entity, intangible assets, and other factors resulting in an impairment to goodwill of $5,520,522. As of December 31, 2022, there was no further goodwill impairment and thus, no additional goodwill has been impaired. The fair value of goodwill was calculated by estimating the present value of future cash flows adjusted for redundant assets, working capital, and cost of disposal. The impairment of goodwill and adjustments to contingent consideration represent management's best estimates at the time. Contingent consideration remains an estimate until the consideration is paid in line with the previously published purchase agreements relating to the Company's acquisitions. Goodwill represents an estimate of the future value of the business based on acquisition data and always represents management's best estimate due to the variable nature of future performance.

Mio-Guard LLC ("Mio-Guard")

On March 11, 2022, the Company acquired 100% of the units of Mio-Guard for consideration which is comprised of the following:

Cash	$572,400
1,300,000 Class B units issued at closing	702,000
Quarterly Earnout payments (Maximum of 2,700,000 Class B Units)	1,166,464
Total Consideration	$2,440,864

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

Cash	$3,363
Accounts receivable	531,602
Inventory	498,897
Property and equipment	73,445
Right-of-use assets	476,955
Intangible assets and goodwill	2,329,018
Accounts payable	(764,225)
Due to related parties	(2,307)
Lease liability	(471,926)
Deferred tax liability	(233,958)

Total adjusted purchase price	$2,440,864

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Goodwill (including workforce)	$1,143,514
Tradename	356,160
Customer Relationships	774,648
Non-Competes	54,696
Total identifiable intangible assets including goodwill	$2,329,018

The contingent consideration liability represents potential future earnout payments to the sellers of Mio-Guard that are contingent on Mio-Guard's business achieving certain milestones. Certain Mio-Guard management was retained post-acquisition and will receive a portion of the potential future earnout payments as earned. The fair value of the contingent consideration liability of $1,166,465 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of December 31, 2022, the fair value of the contingent consideration liability is $1,446,250. The change in the fair value of the contingent consideration liability from the date of acquisition has been taken as an expense on the consolidated statements of operations and comprehensive loss.

Since acquisition, Mio-Guard has generated $5,593,308 of revenue and has generated net earnings before tax of $203,536. These amounts are included in the consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the transition period, Mio-Guard's revenue for the ten-months ended December 31, 2022, would have been $5,658,611 and profit before tax would have been $216,744. If the combination had taken place at the beginning of the transition period, consolidated revenues for the ten-months ended December 31, 2022, would have been $33,660,089 and consolidated losses before tax would have been ($19,017,373). The pro forma unaudited results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of Mio-Guard. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

On December 31, 2022, the Company reviewed its assessment of the fair value of goodwill from the Mio-Guard acquisition and noted no impairment to Goodwill.

DaMar Plastics Manufacturing, Inc. ("DaMar")

On September 23, 2022, the Company acquired 100% of the shares of DaMar for a consideration which comprised of cash, and special parent stock at closing, and future contingent consideration during the earnout period.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition as follows:

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

Cash	$4,071,000
Working capital adjustment	274,375
Stock (in Salona Global Buyer exchangeable for Class A shares in the Company)	967,650
Value of earnout/contingent consideration	2,656,635
Total Consideration	$7,969,660

The Working Capital Adjustment comprises $20,000 of adjustments for finalization of current assets and liabilities adjusted to closing date balances.

The business combination accounting is not yet complete, and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date. A summary of the preliminary purchase price allocation at fair value is below.

Cash	$199,982
Accounts receivable	731,640
Inventory	791,552
Property and equipment	1,390,121
Right-of-use assets	3,061,590
Prepaid and other	158,696
Intangible assets and goodwill	4,677,092
Accounts payable and other assumed liabilities	(177,232)
Other liabilities	(3,972)
Unearned revenues	(104,401)
Lease liability	(1,568,820)
Deferred tax liability	(1,186,588)
Total adjusted purchase price	$7,969,660

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Goodwill (including workforce)	$2,718,941
Tradename	169,625
Customer Relationships	1,316,290
Non-Competes	472,236
Total identifiable intangible assets including goodwill	$4,677,092

The contingent consideration liability represents potential future earnout payments to the sellers of DaMar that are contingent on DaMar’s business achieving certain milestones. Certain DaMar management was retained post-acquisition and will receive a portion of the potential future earnout payments if earned. The fair value of the contingent consideration liability of $3,624,286 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of December 31, 2022, the fair value of the contingent consideration liability is $6,473,975. The change in the fair value of the contingent consideration liability from the date of acquisition, has been taken as an expense on the consolidated statements of operations and comprehensive loss.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

Since acquisition, DaMar has generated $2,170,971 of revenue and has generated net earnings before tax of $92,457. These amounts are included in the consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the transition period, DaMar’s revenue for the ten-months ended December 31, 2022, would have been $6,458,926 and profit before tax would have been $968,002. If the combination had taken place at the beginning of the transition period, consolidated revenues for the ten-months ended December 31, 2022, would have been $37,882,741 and consolidated losses before tax would have been ($18,155,036). The pro forma unaudited results include estimates and assumptions which management believes are reasonable. These assumptions include an adjustment to operating income for one-time transactional costs that would not have occurred without the acquisition of DaMar. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

On December 31, 2022, the Company reviewed its assessment of the fair value of goodwill from the DaMar acquisition and noted no impairment to Goodwill.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

5. Accounts receivable

	December 31, 2022	February 28, 2022	December 31, 2021 (unaudited)

Trade accounts receivable	$6,426,616	$6,416,055	$6,104,978
Allowance for doubtful accounts	(73,341)	(54,150)	-
Other receivables	-	233,763	-
Long-term accounts receivable	189,616	-	-
Total accounts receivable	$6,542,891	$6,595,668	$6,104,978

Other receivables consist of reimbursable costs from multiple customers of SDP and taxes receivable.

During the ten months ended December 31, 2022, SDP had three customers accounting for 83% (February 28, 2022 - two customers accounting for 78%) of revenues and as of December 31, 2022, those three customers accounted for 88% (February 28, 2022, 84%) of accounts receivable, which is a material concentration of risks. During December 31, 2022, SDP's revenue makes up 49% of total revenues.

During the ten months ended December 31, 2022, Simbex had three customers which accounted for 57% (February 28, 2022, three customers accounted for 66%) of accounts receivable. During the ten months ended December 31, 2022, Simbex's revenue makes up 27% of total revenues.

6. Disaggregation of revenues

	Ten months ended	For the year ended
	December 31, 2022	December 31, 2021 (unaudited)	February 28, 2022
Sales	$33,593,945	$12,408,913	$18,020,924
Interest, fees, and other recovered	841	8,984	157,511
Fees and other	-	-	96,414
Total operating revenues	33,594,786	12,417,897	18,274,849

Investment income	-	11,366	20,432
Gain on sale of marketable securities	-	10,086	10,107
Change in fair value of marketable securities	-	6,867	6,881
Other income	-	157,181	-
Total revenue	$33,594,786	$12,603,397	$18,312,269

During the ten months ended December 31, 2022, $24,449,504 of the sales revenue was earned from "point-in-time" revenue ($9,993,730 for the ten months ended December 31, 2021) and $9,145,282 of the sales revenue was earned "over-a-period" of time ($2,415,183 for the ten months ended December 31, 2021).

During the ten months ended December 31, 2022, $24,449,504 of the sales revenue was earned from "point-in-time" revenue ($9,993,730 for the ten months ended December 31, 2021 (unaudited), and $13,367,408 for the year ended February 28, 2022) and $9,145,282 of the sales revenue was earned "over-a-period" of time ($2,415,183 for the ten months ended December 31, 2021(unaudited), and $4,653,516 for the year ended February 28, 2022).

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

7. Inventories

The Company tracks inventory for manufactured goods as it progresses through the production process. The Company allocates inventory into four major buckets: Raw material, work in progress, trading goods, and finished goods. Purchased finished goods are classified as trading goods.

	December 31, 2022	February 28, 2022	December 31, 2021 (unaudited)
Raw materials	$6,414,482	$4,640,896	$4,751,438
Work in progress	771,507	259,235	234,787
Finished goods	170,198	69,308	46,680
Trading goods	746,439	-	-
Total	$8,102,626	$4,969,439	$5,032,905

The inventory total reflects an inventory provision for obsolete raw materials of $392,776 ($nil for ten-months ended December 31, 2021(unaudited), and $nil for the year ended February 28, 2022).

8. Property and equipment

Cost	February 28, 2022	Acquired on March 11, 2022	Acquired on September 23, 2022	Total	Additions	Disposal	Translation	December 31, 2022
Machinery and equipment	$1,444,616	$-	$1,387,142	$2,831,758	$447,342	$-	$92,061	$3,371,161
Computer equipment and software	73,728	45,848	-	119,576	144,573	-	7,882	272,031
Furniture and fixtures	10,235	27,597	-	37,832	23,370	-	2,470	63,672
Land improvements	-	-	-	-	24,186	-	-	24,186
Leasehold improvements	134,516	-	2,979	137,495	-	-	8,956	146,451
Total	$1,663,095	$73,445	$1,390,121	$3,126,661	$639,471	$-	$111,369	$3,877,501

Accumulated depreciation	February 28, 2022	Acquired on March 11, 2022	Acquired on September 23, 2022	Total	Additions	Disposal	Translation	December 31, 2022
Machinery and equipment	$178,244	-	$-	$178,244	$215,025	$-	$18,385	$411,654
Computer equipment and software	15,269	-	-	15,269	21,165	-	1,658	38,092
Furniture and fixtures	1,292	-	-	1,292	1,446	-	130	2,868
Land improvements	-	-	-	-	1,174		35	1,209
Leasehold improvements	8,115	-	-	8,115	14,680	-	985	23,780
Total	$202,920	$-	$-	$202,920	$253,490	$-	$21,193	$477,603
Net Book Value								3,399,898
Cost	Acquired on May 21, 2021 and September 30, 2021	Additions	Disposal	Translation	February 28, 2022
Machinery and equipment	$1,319,687	$55,259	$-	$69,670	$1,444,616
Computer equipment and software	70,029	-	-	3,699	73,728
Furniture and fixtures	9,721	-	-	514	10,235
Leasehold improvements	132,900	-	-	1,616	134,516
Total	$1,532,337	$55,259	$-	$75,499	$1,663,095

Accumulated amortization	May 21, 2021 and September 30, 2021	Additions	Disposal	Translation	February 28, 2022
Machinery and equipment	$-	$176,226	$-	$2,018	$178,244
Computer equipment and software	-	15,096	-	173	15,269
Furniture and fixtures	-	1,277	-	15	1,292
Leasehold improvements	-	8,023	-	92	8,115
Total	$-	$200,622	$-	$2,298	$202,920

Net Book Value	$1,532,337				$1,460,175

Cost	Acquired on May 21, 2021 and September 30, 2021	Additions	Disposal	Translation	December 31, 2021 (unaudited)
Machinery and equipment	$1,319,687	$45,247	$-	$67,483	$1,432,417
Computer equipment and software	70,029	-	-	3,584	73,613
Furniture and fixtures	9,721	-	-	498	10,219
Leasehold improvements	132,900	-	-	1,405	134,305
Total	$1,532,337	$45,247	$-	$72,970	$1,650,554

Accumulated amortization	May 21, 2021 and September 30, 2021	Additions	Disposal	Translation	December 31, 2021 (unaudited)
Machinery and equipment	$-	$136,374	$-	$1,910	$138,284
Computer equipment and software	-	11,785	-	165	11,950
Furniture and fixtures	-	997	-	14	1,011
Leasehold improvements	-	5,198	-	73	5,271
Total	$-	$154,354	$-	$2,162	$156,516

Net Book Value	$1,532,337				$1,494,038

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

9. Intangible assets

Cost	February 28, 2022	Acquired on March 11, 2022	Acquired on September 23, 2022	Total	Additions	Disposal	December 31, 2022
Tradename - Trademarks	$1,275,794	$356,160	169,625	$1,801,579	$-	$-	$1,801,579
Intellectual Property	320,823	-	-	320,823	243,201	-	564,024
Customer Base	4,914,553	774,648	1,316,290	7,005,491	-	-	7,005,491
Non-Completes	863,760	54,696	472,236	1,390,692	-	-	1,390,692
Total	$7,374,930	$1,185,504	$1,958,151	$10,518,585	$243,201	$-	$10,761,786

Accumulated amortization	February 28, 2022	Acquired on March 11, 2022	Acquired on September 23, 2022	Total	Additions	Disposal	December 31, 2022
Tradename - Trademarks	$133,260	$-	$-	$133,260	$293,916	$-	$427,176
Intellectual Property	51,968	-	-	51,968	99,410	-	151,378
Customer Base	169,783	-	-	169,783	356,142	-	525,925
Non-Completes	93,337	-	-	93,337	187,808	-	281,145
Total	$448,348	$-	$-	$448,348	$937,276	$-	$1,385,624

Net Book Value	$6,926,582						$9,376,162
	Acquired on
	May 21 and
	September 30,			February 28,
Cost	2021	Additions	Disposal	2022
Tradename - Trademarks	$1,275,794	$-	$-	$1,275,794
Intellectual Property	320,823	-	-	320,823
Customer Base	4,914,553	-	-	4,914,553
Non-Competes	863,760	-	-	863,760
Total	$7,374,930	$-	$-	$7,374,930

Accumulated amortization	May 21, and September 30, 2021	Additions	Disposal	February 28, 2022
Tradename - Trademarks	$-	$133,260	$-	$133,260
Intellectual Property	-	51,968	-	51,968
Customer Base	-	169,783	-	169,783
Non-Competes	-	93,337	-	93,337
Total	$-	448,348	$-	$448,348

Net Book Value	$7,374,930			6,926,582

Cost	Acquired on May 21 and September 30, 2021	Additions	Disposal	December 31, 2021 (unaudited)
Tradename - Trademarks	$1,275,794	$-	$-	$1,275,794
Intellectual Property	320,823	-	-	320,823
Customer Base	4,914,553	-	-	4,914,553
Non-Competes	863,760	-	-	863,760
Total	$7,374,930	$-	$-	$7,374,930

Accumulated amortization	May 21, and September 30, 2021	Additions	Disposal	December 31, 2021 (unaudited)
Tradename - Trademarks	$-	$91,174	$-	$91,174
Intellectual Property	-	69,642	-	69,642
Customer Base	-	115,765	-	115,765
Non-Competes	-	64,726	-	64,726
Total	$-	341,307	$-	$341,307

Net Book Value	$7,374,930			7,033,623

 10. Accounts payable, accrued liabilities and other liabilities

	December 31, 2022	February 28, 2022	December 31, 2021 (unaudited)
Accounts payable	$5,269,323	$2,862,694	$2,667,469
Accrued liabilities	1,371,858	816,702	181,653
Other liabilities	1,807,702	562,262	1,034,541
Total	$8,448,883	$4,241,658	$3,883,663

Other liabilities include unearned customer deposits and unearned revenues totalling $1,549,729 ($810,838 for the ten-months ended December 31, 2021(unaudited), and $426,609 for the year ended February 28, 2022).

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

11. Line of credit and debt

The line of credit facility is with a financial institution whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2023. Borrowings' bear interest at 4% or prime +0.75% per annum, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by its entire $6,743,084 (US $4,978,651) of inventory and $3,259,586 (US $2,406,664) of accounts receivable of SDP and not the Parent or any other subsidiary. As of December 31, 2022, the balance outstanding under the agreement was $5,162,711 (US $3,811,807) (February 28, 2022 - $5,497,249 (US$4,329,224).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to December 31, 2022, the Company was in compliance with the financial covenant.

Debt
Balance, February 28, 2022	$856,119
Additions	-
Principal repayments	(138,946)
Translation	52,831
Balance, December 31, 2022	770,004
Less: current portion	(195,489)
Long-term portion	$574,515

As of December 31, 2022, the Company's total debt is $770,004 (February 28, 2022 - $856,119), of which $195,489 is considered current (February 28, 2022, $174,361) and $574,515 is considered long-term (February 28, 2022, $681,758).

Term Note

On June 9, 2021, the Company borrowed $1,015,800 (US$750,000) with a financial institution, Crestmark. The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP's machinery and equipment, which on December 31, 2022, was $1,314,192. The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% per annum with monthly payments of principal and interest in the amount of $19,062 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. As of December 31, 2022, the balance of the note was $770,004 (US$568,520).

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

12. Leases

Set out below are the carrying amount of right of use assets and the movements during the period:

Right-of-use assets
Balance, February 28, 2022	$3,941,840
Acquired	4,001,998
Amortization	(617,653)
Impact of modification	177,893
Translation	277,222
Balance, December 31, 2022	$7,781,300

	Lease liability	Current	Long-term
Balance, February 28, 2022	$4,179,688	$245,257	$3,934,431
Acquired	2,533,593
Interest lease expense	248,127
Lease payments	(608,251)
Impact of modification	177,893
Translation	299,536
Balance, December 31, 2022	$6,830,586	$847,253	$5,983,333

Future minimum lease payments payable are as follows:

Twelve months ending December 31, 2023	$1,228,778
Twelve months ending December 31, 2024	1,271,447
Twelve months ending December 31, 2025	1,316,015
Twelve months ending December 31, 2026	1,087,345
Twelve months ending December 31, 2027	604,763
2028 and thereafter	3,545,733
Total future minimum lease payments	9,054,081
Less: Interest on lease liabilities	(2,223,495)
Total present value of minimum lease payments	6,830,586
Less: current portion	847,253
Non-current portion	$5,983,333

As of December 31, 2022, the weighted average remaining lease terms were 9.32 years (February 28, 2022 - 13.3 years) and the weighted average discount rate was 6.15% (February 28, 2022 - 5.46%).

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,955,925 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rent of $328,776 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $517,286 (US$381,930), to be renewed annually for the duration of the lease agreement. The letter of credit is secured by a guaranteed investment certificate, which is recorded as a security deposit on the consolidated balance sheet.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

On October 1, 2021, Simbex entered into a lease agreement for an office space located in Lebanon, NH with an initial lease term of 3 years for a base annual rent of $206,971 (US$157,440), with an option to extend for five years. The base rental amount increases annually on the first day of the lease year based on the change in the rolling average of the cost-of-living index for the prior six reporting periods. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $122,801 (US $93,413).

On April 1, 2022, Inspira Financial Company entered into a lease agreement for an office space located in Encino, CA with a lease term of 6 months for a base annual rent of $25,966 (US$19,752), with extension options of 6 months each. The base rental amount increases annually on a case-by-case basis. The Company has elected the practical expedient permitted under ASC 842 not to account, as insignificant. Inspira Financial Company terminated this lease on September 30, 2022.

On September 21, 2022, Inspira Financial Company entered into a lease agreement for its corporate headquarters and distribution center located in Carlsbad, CA for a base annual rent of $105,352 (US $80,140). The lease began on October 1, 2022, with an initial lease term of 4 years and 2 months, which will end on November 30, 2026. The initial lease agreement includes an option to renew for an additional 5 years. The base rental amount increases annually as per the base rent schedule included in the lease agreement.

On January 1, 2022, Mio-Guard LLC entered into a lease agreement for an office space located in Holt, MI with an initial lease term of 5 years for a base annual rent of $112,603 (US$85,656). The base rental amount increases annually on the first day of the lease year at the lesser of 2.27% or 1.25 times the change in the price index, as defined.

On July 1, 2012, DaMar entered into a lease agreement for an industrial and office space located in El Cajon, CA with an initial lease term of 7 years. The lease was automatically extended for an additional 7 years on July 1, 2019, for a base annual rent of $431,231 (US$328,032). The lease is currently set to terminate on June 30, 2026. The base rental amount increases annually on the first day of the lease year by 3% of the proceeding month’s lease payment as defined in the agreement.

13. Stockholders' Equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

As of December 31, 2022, and February 28, 2022, the Company had 53,707,780 and 52,539,162 common shares outstanding, respectively, with a value of $38,767,442 and $38,046,097, respectively.

As of December 31, 2022, and February 28, 2022, the Company had 3,403,925 and 1,355,425 Class A shares outstanding, respectively, with a value of $1,800,064 and $480,479, respectively.

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

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

In connection with the closing of the February 15, 2022, Private Offering, the Company entered into a Registration Rights Agreement with the purchasers and the Underwriters (the “Registration Rights Agreement”) providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering the resale of the common shares issued and issuable in connection with the Private Offering (collectively, the “Securities”). Under the Registration Rights Agreement, the Company was obligated to file the Registration Statement no later than April 1, 2022, and to use commercially reasonable efforts to cause the Registration Statement to be declared effective no later than 180 days after February 15, 2022. As a result of the Company’s delay in filing and causing the Registration Statement to become effective timely, the liquidated damages to the purchasers and the Underwriters was an aggregate amount of 281,726 additional common shares. On September 14, 2022, these 281,726 common shares were issued for a fair value of $174,670 based on a share price on the date of issuance.

In connection with the acquisition of ALG Health’s customer lists, sales orders and supply agreements and related sales channel and intellectual property assets on November 29, 2021, Class A shares are to be issued based on achieving certain EBITDA and revenue milestones. On November 21, 2022, 1,048,500 Class A shares were issued to two key individuals at ALG at a fair market price of $0.61 per share for achieving certain EBITDA milestones. No cash was required to be received as consideration for these shares. On November 28, 2022, 1,000,000 Class A shares were issued to one key individual at ALG at a fair market price of $0.68 per share for achieving a revenue milestone as described in the agreement. $693,365 in cash was given as consideration for these shares.

Shares to be issued

On May 31, 2022, SDP concluded its earn-out period and achieved its milestones allowing SDP to receive its full earn-out compensation of 19,162,000 Class A shares (as described in detail in Note 4). These shares will be allocated to the previous owners of SDP based on their percentage of ownership on the date of sale. As of May 31, 2022, the fair value of the shares to be issued is $14,371,500.

As of December 31, 2022, 143,000 Class A shares have been issued to one previous owner of SDP and 19,019,000 Class A shares are to be issued.

b. Stock based compensation

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period.

The outstanding stock options as of December 31, 2022, are as follows:

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

Grant date	Exercise price	Number of options	Number of vested options	Weighted average remaining life (years)
March 28, 2014	2.13	5,103	5,103	1.24
September 23, 2019	0.19	28,155	-	1.73
May 29, 2020	0.27	73,700	73,700	2.41
August 18, 2020	0.19	73,700	49,133	7.63
June 8, 2021	0.99	663,300	221,100	3.42
June 8, 2021	0.86	1,444,520	481,507	3.42
June 8, 2021	0.86	225,000	225,000	3.42
July 7, 2021	1.39	400,000	133,333	3.63
December 6, 2021	0.65	1,094,110	290,413	3.93
January 19, 2022	0.65	150,000	-	4.05
March 9, 2022	0.54	240,000	-	4.19
April 13, 2022	0.78	236,700	-	4.28
April 26, 2022	0.90	150,000	-	4.32
July 18, 2022	0.79	308,650	-	4.55
August 29, 2022	0.69	400,000	-	4.66
December 12, 2022	0.50	190,000	-	4.95
Total	0.81	5,672,938	1,479,289	3.87

A summary of the Company's changes to stock options are as follows:

	Number of options	Weighted average exercise price
Balance as of February 28, 2021	2,793,380	0.27
Options exercised	(1,605,042)	0.23
Options expired	(1,345,746)
Options issued	4,284,440	0.73
Balance as of December 31, 2021 (unaudited)	4,127,032	0.76

Balance as of February 28, 2022	4,277,032	0.78
Options exercised	(28,154)	0.19
Options expired	(101,290)
Options issued	1,525,350	0.12
Balance as of December 31, 2022	5,672,938	0.81

The Company recognized $1,278,915 of stock-based compensation for the ten-month ended December 31, 2022 ($1,196,361 for the year ended February 28, 2022).

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

On December 12, 2022, the Company issued 190,000 options to two employees of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.50 per option. The fair value of the options was estimated on the date of the grant at $0.49 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 204%; expected dividend yield of 0%; risk-free interest rate of 2.98%; stock price of $0.50; and expected life of 5 years.

c. Warrants

The outstanding warrants on December 31, 2022, are as follows:

Grant date	Exercise price	Number of warrants	Number of vested warrants	Weighted Avg Remaining Life (years)
November 11, 2021	0.86	199,804	199,804	0.86
February 15, 2022	0.55	542,431	542,431	2.13
February 15, 2022	0.70	7,749,000	7,749,000	2.13
Total	$0.70	8,491,235	8,491,235	2.10

A summary of the Company's warrants are as follows:

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

	Number of warrants	Weighted average exercise price
Balance as of February 28, 2021	-	-
Warrants exercised	-	-
Warrants issued as part of finance deal	2,321,036	0.23
Warrants issued as broker warrants	1,119,906	0.06
Balance as of December 31, 2021 (unaudited)	3,440,942	0.29

Balance as of February 28, 2022	11,732,373	0.79
Warrants exercised and forfeited	(3,241,138)	(0.09)
Warrants issued as part of finance deal	-	-
Warrants issued as broker warrants	-	-
Balance as of December 31, 2022	8,491,235	0.70

14.  Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed elsewhere in the Company's consolidated financial statements, related party transactions are as follows.

During the ten month periods ended December 31, 2021 and 2022, and for the period ended February 28, 2022, we  paid to Advanced Strategic Associates, LLC (“Advanced”), a company owned and controlled by Michael Dalsin, a beneficial holder of more than 5% of our Common Shares, and  Michael Dalsin individually an amount of $1,405,023 (US $1,114,500) and $168,197 (US $132,635), respectively, for an aggregate amount of $1,573,220 (US $1,247,135). The consideration for Advanced and Mr. Dalsin providing services is related to acquisition structuring, due diligence, capital structuring, and corporate transactional advisory services. Aggregate compensation for the ten month periods ended December 31, 2022 and 2021 of $227,002 (US $172,678) and $866,905 (US $693,358) respectively. The compensation for the period ended February 28, 2022 includes $866,905 (US $693,358) for the ten months ended December 31, 2021 plus an additional payment in the following two months for due diligence, financial structuring and regulatory services of $479,312 (US $381,099), with the sum totaling $1,346,217 (US $1,074,457). This expense was included within transaction costs.

During the ten month periods ended December 31, 2021 and 2022, and for the period ended February 28, 2022, we paid to Marquette Partners, Inc. (“Marquette”), a company owned and controlled by Roger Greene, a beneficial holder of more than 5% of our Common Shares, and  Roger Greene individually an amount of $349,879 (US $276,000) and $151,445 (US $118,241), respectively, for an aggregate amount of $501,324 (US $394,241). The consideration for Marquette and Mr. Greene providing advisory services related to strategic business acquisitions. Compensation for the ten-month periods ended December 31, 2022, and 2021 of $157,056 (US $119,471) and $330,048 (US $263,975) respectively. The compensation for the period ended February 28, 2022, includes $330,048 (US $263,975) for the ten months ended December 31, 2021, plus an additional payment in the following two months for services of $14,219 (US $10,795), with the sum totaling $344,268 (US $274,770). This expense was included within transaction costs.

During the ten month periods ended December 31, 2021 and 2022, and for the period ended February 28, 2022, we paid to Hedgehog Financial Corporation (“Hedgehog”), a company owned and controlled by Andrew Cross, the son of Leslie Cross, our Chairman of the Board and former Interim Chief Executive Officer, and an employee, an aggregate sum of $394,206 (US $311,675) in consideration for Hedgehog providing services related to acquisitions, due diligence, accounting, finance and other corporate support services.    Compensation for the ten-month periods ended December 31, 2022, and 2021 of $78,876 (US $60,000) and $279,244 (US $223,341) respectively. The compensation for the period ended February 28, 2022, includes $279,244 (US $223,341) for the ten months ended December 31, 2021, plus an additional payment in the following two months for services of $36,086 (US $28,334), with the sum totaling $315,330 (US $251,675). This expense was included within transaction costs.
15. Transaction costs

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

	For the ten months ended		For the year ended
	December 31, 2022	December 31, 2021 (unaudited)	February 28, 2022
Consulting and professional fees	1,645,028	1,761,919	2,715,001
General expenses	1,232,337	964,486	1,127,733
Transaction costs	2,877,365	2,726,405	3,842,734

16. Cash and cash equivalents

Cash represents bank deposits at reputable banking institutions. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at time of purchase. Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills. As of December 31, 2022, there are no cash equivalents presented on the balance sheet (February 28, 2022, and December 31, 2021 (unaudited) - $nil).

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

17. Income taxes

As of December 31, 2022, the Company has US non-capital loss carry-forwards of approximately $12,107,017 ($9,053,765 as of February 28, 2022), which can be used to reduce taxable income of future years. The benefit from the non-capital loss carry-forward balance has not been recorded in the consolidated financial statements. These losses expire from 2035 to 2042.

As of December 31, 2022, the Company has Canadian non-capital loss carry-forwards of approximately $4,300,831 ($8,096,327 as of February 28, 2022), which can be used to reduce taxable income of future years. The benefit from the non-capital loss carry-forward balance has not been recorded in the consolidated financial statements. These losses expire from 2032 to 2042.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2022, and February 28, 2022, based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

The following table summarizes the components of deferred tax:

Deferred Tax Assets	December 31, 2022		February 28, 2022

Finance Lease Liabilities	$1,775,952		$-
Finance costs	165,922		-
Reserves	41,787		-
Operating tax losses carried forward - US	3,148,084		4,481,137
Operating tax losses carried forward - Canada	1,161,224		-
Intangible assets	(570,642)		-
Other	451		507,758
Valuation Allowance	(2,857,799)		(4,988,895)

Subtotal of Assets	2,864,979		-

Deferred Tax Liabilities

Property, plant and equipment	$(841,841)	$
Right of use assets	(2,023,138)
Intangible Assets			(1,755,889)

Subtotal of Liabilities	(2,864,979)		(1,755,889)

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

Net deferred tax liability	$-	$(1,755,889)

Movement in net deferred tax liabilities:

Balance at the beginning of the period / year	$(1,755,889)	$--
Recognized in profit/loss	3,176,134	113,639
Goodwill	(1,420,245)	(1,869,528)
Balance at the end of the period / year	$--	$(1,755,889)

The Company's provision for (recovery of) income taxes differs from the amount that is computed by applying the combined Federal and state statutory income tax rate of 26.00% (February 28, 2022 - 25.35%) in the United States to the Company's net loss before income taxes as follows:

	December 31, 2022	February 28, 2022

Net Loss before recovery of income taxes	$(19,030,581)	$(4,473,636)

Expected income tax (recovery)	(4,947,951)	(1,134,067)
Tax rate changes and other adjustments	(60,726)	1,287,727
Share based compensation and non-deductible expenses	3,644,410	1,508,951
Adjustments in respect of prior periods	(620,011)	-
Utilization of losses not previously recognized	(1,755,889)	-
Change in tax benefits not recognized	605,991	(1,764,228)

Income tax (recovery)	$(3,134,176)	$(101,617)

The Company's income tax (recovery) is allocated as follows:

Current tax (recovery) expense	$41,958	$12,022
Deferred tax (recovery) expense	(3,176,134)	(113,639)

	$(3,134,176)	$(101,617)

Deferred tax assets and liabilities have been offset where they relate to income taxes levied by the same taxation authority and the Company has the legal right and intent to offset.

F-37

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Consolidated Financial Statements

For the ten months ended December 31, 2022 (audited), and 2021 (unaudited), and for the year ended February 28, 2022 (audited)

(in Canadian Dollars, unless specified otherwise)

18. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

Outside of the line of credit and debt disclosed in Note 11, the Company does not have any other financial commitments or contingencies.

19. Subsequent events

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

On February 7, 2023, 432,150 Class A shares were issued to one key individual at ALG at a fair market price of $0.69 per share for achieving a revenue milestone as described in the agreement. $298,183 in cash was given as consideration for these shares.

On February 7, 2023, 172,421 Class A shares were issued to one key individual at ALG at a fair market price of $0.69 per share for achieving a revenue milestone as described in the agreement. No cash was given as consideration for these shares.

On February 21, 2023, 1,275,770 Class A shares were issued to former owner of SDP at a price of $0.75 per share. These shares were issued upon completion of SDP's earn-out period. No cash was required to be received as consideration for these shares.

On February 23, 2023, 11,481,890 Class A shares were issued to former owner of SDP at a price of $0.75 per share. These shares were issued upon completion of SDP's earn-out period. No cash was required to be received as consideration for these shares.

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc. ("Biodex"), which consists principally of the Biodex Physical Medicine business.  The Purchase Agreement replaces the previously disclosed asset purchase agreement covering the same business that was first announced on November 29, 2022. The Company expects to close the Acquisition on April 3, 2023. The purchase agreement provides that the Company shall purchase all of the capital stock of Biodex in consideration for a total of $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of $1,000,000 in cash, and (ii) three installment payments to the totaling $7 million, plus or minus the post-closing adjustment, as follows: $2 million on July 1, 2023, $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and $2 million on January 1, 2024. The payment of the is guaranteed by the Company and is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures (a) are ineffective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Deficiencies existed in the design or operation of our disclosure controls and procedures due to the rapid growth through acquisition which has made it impractical to implement and evaluate disclosure controls quickly enough at newly acquired operations. The Company continues to evaluate and implement procedures as deemed appropriate to remediate these deficiencies.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. The Company’s management evaluation the internal control over financial reporting was based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting was not effective as of December 31, 2022 based on such criteria.

Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls. The rapid growth through acquisition has made it impractical to implement and evaluate internal controls quickly enough at newly acquired operations, and as a result, there is a lack of segregation of duties throughout our accounting group as a result of our limited resources and staff, and the lack of written documentation of our internal control policies and procedures.

The Company continues to evaluate and implement procedures as deemed appropriate to remediate these weaknesses. In addition, the Company intends to undertake the remediation measures, to include updating the documentation of its internal control processes, including formal risk assessment of its financial reporting processes; and the implementation of procedures pursuant to which the Company can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the individuals who are our directors and executive officers and their respective positions as of March 31, 2023.

Name	Age	Position
Leslie Cross	72	Executive Chairman of the Board and Director
Luke Faulstick	59	Chief Executive Officer and Director
Dennis Nelson	50	Chief Financial Officer; Principal Accounting Officer
Joseph G. Martinez	65	Sr. Vice President, Legal & Compliance, General Counsel and Secretary
Ken Kashkin, M.D.	71	Director
Kyle Wilks	46	Director

Leslie Cross - Chairman of the Board, Former Interim Chief Executive Officer and Former Corporate Secretary

Mr. Cross is currently the Chairman of the Board and a Director of the Company. Mr. Cross was appointed Director effective on September 16, 2020, and Executive Chairman effective on July 18, 2022. From September 16, 2020, to July 18, 2022, Mr. Cross was Interim Chief Executive Officer of the Company and from May 21, 2021, to March 31, 2023, he was Secretary. From 1990 to 2010, Mr. Cross held the positions of President and Chief Executive Officer of DJO Global, Inc. (NYSE:DJO), a manufacturer and worldwide distributor of electrotherapy products for pain therapy and rehabilitation, clinical devices for the treatment of patients in physical therapy clinics, knee, hip and shoulder implant products, and orthopedic rehabilitation products, including rigid knee bracing, orthopedic soft goods, cold therapy systems, vascular systems and bone growth stimulation devices. Mr. Cross is the former chairman of the board of directors and former Chief Executive Officer of Alphatec Spine Inc. (NASDAQ: ATEC), a medical device company that provides physician-inspired solutions for patients with spinal disorders, positions he held from 2011 to 2017. Mr. Cross has also served since 2012 on the board of directors of Prosomnus Sleep Technologies, providing sleep apnea solutions to dental practices in the United States and Canada. Mr. Cross contributes executive leadership experience from his extensive service at both DJO Global, Inc. and Alphatec Spine Inc., where he oversaw a wide range of corporate functions including corporate communications, community affairs, government relations, human resources, enterprise services, strategic and operational planning, and retirement plans. The Board also benefits from Mr. Cross's expertise developed over the course of his career in the medical device sector as well as insights from his public company experience in governance, leadership, and strategy. Mr. Cross makes valuable contributions to the Board based on his extensive director-level and executive-management experience, domestic and international business development experience in a wide range of medical device categories and contributions to growing several organizations across the manufacturing and medical device arenas.

Luke Faulstick - Chief Executive Officer of the Company and Director

Luke Faulstick was appointed as Chief Executive Officer of the Company effective as of July 18, 2022, and was elected a Director on September 23, 2022. Prior to his appointment as CEO, Mr. Faulstick served as the Chief Operating and Integration Officer of the Company since April 13, 2022. Since 2012, Mr. Faulstick served as the President of the Company's wholly owned subsidiary and manufacturing unit, South Dakota Partners, Inc. ("SDP") which was acquired by the Company in May 2021, where he led organic growth and acquisitions to increase revenues. In his executive career, Mr. Faulstick has held leadership positions at DJO Global Inc. (EVP/COO); Tyco Healthcare (General Manager); Graphic Controls (General Manager); Mitsubishi Consumer Electronics (Plant Manager); and Eastman Kodak. He previously served on the boards of Alphatec Spine (NASDAQ: ATEC) and Orthofix (NASDAQ: OFIX). Mr. Faulstick studied at both Michigan State University and Rochester Institute of Technology.

Dennis Nelson, Chief Financial Officer and Principal Accounting Officer

Dennis Nelson was appointed CFO of Salona Global, effective August 29, 2022. Mr. Nelson has had a wide range of industry experience including medical device, aerospace manufacturing and consumer products. Prior to Mr. Nelson's appointment, he was the Corporate Controller of Manscaped Holdings LLC, a consumer products company based in San Diego, California, from August 2021 until August 2022. From June 2018 until October 2020, Mr. Nelson was the Chief Financial Officer for Senior Aerospace Jet Products and Senior Aerospace Ketema, aerospace manufacturing companies based in San Diego, California. From March 2011 until April 2017, Mr. Nelson held various financial positions, including Principal Financial Officer and Interim CFO, of Alphatec Spine, Inc., a medical technology company trading on the NASDAQ. Mr. Nelson is a CPA in the State of California with a BA in Business Economics and a concentration in accounting from University of California, Santa Barbara.

Joseph G. Martinez, Esq. - Senior Vice President, Legal & Compliance, General Counsel and Secretary

Joseph G. Martinez, Esq. was appointed as Senior Vice President, Legal & Compliance, General Counsel and Secretary of the Company on March 31, 2023. Prior to this, Mr. Martinez served as Senior Counsel of the Company from January 15, 2023, and as a legal consultant to the Company from September 2022 to January 15, 2023. Prior to joining the Company, Mr. Martinez was Senior Vice President and General Counsel of DJO Global, Inc. (“DJO”), a $1.5 billion orthopedic medical device business, from January 2020 to April 2022. Prior to this, Mr. Martinez held the role of Sr. V.P. and Associate General Counsel of DJO from November 2006 to December 2019. From May 2005 to November 2006, Mr. Martinez was Of Counsel at the San Diego, CA law firm of Procopio, Cory, Hargreaves & Savitch LLP, advising businesses on corporate transactional and securities matters. From July 1998 to May 2005, Mr. Martinez was Sr. V.P. & General Counsel of JMAR Technologies, Inc., a NASDAQ listed laser and semiconductor technology company. From May 1986 to July 1998, Mr. Martinez was an Associate and later a Partner in the Business Department of the Los Angeles-based law firm of Parker, Milliken, Clark, O’Hara & Samuelian. Mr. Martinez has a Bachelor of Arts degree with a major in Genetics from U.C. Berkeley, a Master of Business Administration degree from U.C. Berkeley, and a Juris Doctor degree from U.C. Davis. Mr. Martinez is admitted to the State Bar of California.

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

The Articles of the Company (the "Articles") filed under the British Columbia Business Corporations Act, as amended, including the regulations promulgated thereunder (the "BCBCA"), provide that our Board of Directors shall consist of at least three directors and that each director shall hold office until the close of the next annual general meeting of our shareholders, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. Our Board of Directors currently consists of four directors, of whom two are considered to be independent persons. See Item 13-"Certain Relationships and Related Transactions, and Director Independence - Director Independence" for details on the independence of our directors. The Articles provide that the directors may, from time to time, appoint such officers as the directors determine. The directors may, at any time, terminate any such appointment.

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

Family Relationships

Except as disclosed below in Item 13 “Certain Relationships and Related Transactions and Director Independence,” there are no family relationships among the directors or executive officers of the Company.

Arrangements between Officers and Directors

To the Company’s knowledge, there are no arrangements or understandings between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Non-Competition Agreement

Luke Faulstick, our Chief Executive Officer, is party to a Restrictive Covenants Agreement with the Company entered into in connection with the acquisition of SDP. Pursuant to this agreement, Mr. Faulstick is restricted until May 21, 2024 from engaging in, owning or providing any financial assistance to, or provide any managerial, marketing or other advice or assistance to, any contract manufacturing business specializing in PCBA manufacturing for medical devices and other markets, or offering other services that include final assembly, packaging, kitting, distribution and repair in the United States. This agreement also restricts Mr. Faulstick from a) inducing any employees or consultants of the Company to leave the employ or engagement of the Company or otherwise interfere with relationship with the Company, b) hire or engage any person who was an employee on the date of the agreement or within one year prior to the agreement, or c) solicit any customer, supplier or other business to cease or refrain from doing business with the Company.

Corporate Governance

Director Independence - The directors have determined that Dr. Ken Kashkin and Kyle Wilks, two of our four current members of the Board, are independent as such term is defined in Canada's National Instrument 58-101 - Disclosure of Corporate Governance Practices ("NI 58-101") and in Rule 5605 of the Nasdaq Stock Market.

Board Leadership - The Board operates through the leadership of a Chairman and three committees of the Board, each made up of a majority of independent directors.

Position Descriptions - The Board has not adopted a written description for the Chairman of the Board and the Chairman of each Board committee. The Chairman of the Board is responsible for the administration, development and efficient operation of the Board. The Chairman assists in overseeing the operational aspects involved in managing the Company. In addition, the Chairman ensures that the Board adequately discharges its mandate and that the Board's responsibilities and lines of delineation between the Board and management are well understood by the directors. The Chairman of each committee is appointed to manage his or her respective committee. Each committee Chairman must ensure that the committee adequately discharges its mandate pursuant to its charter. Committee Chairmen must report regularly to the Board on the business of their committee. The Board has not developed a written position description for the Chief Executive Officer. The Board expects the Chief Executive Officer and the Company's senior management team to be responsible for the management of the Company's strategic and operational agenda and for the execution of the decisions of the Board and its committees.

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

Assessments - The CG&N Committee, in consultation with the Chairman of the Board, is responsible for ensuring that an appropriate system is in place to evaluate the effectiveness of the Board, the Board committees and individual directors, with a view to ensuring that they are fulfilling their respective responsibilities and duties and working effectively together as a unit. The CG&N Committee informally monitors director performance throughout the year (noting particularly any directors who have had a change in their primary job responsibilities or who have assumed additional directorships since their last assessment) to ensure that the Board, the Board committees and individual directors are performing effectively. From time to time the CG&N Committee may also choose to complete a formal assessment process consisting of completion of a written survey by each member of the Board, on request, conducting one-on-one discussions in order to assess such matters as the composition of the Board, the conduct of and agendas for meetings of the Board and its committees, and the role and impact of the Board. The results of such surveys and interviews will then be summarized to identify strengths, opportunities and further suggestions with respect to each area of discussion and the Chairman of the Board is to report on such a summary to the CG&N Committee and to the rest of the Board.

Term of Office - Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Board Committees

Audit Committee - Canada's National Instrument 52-110 - Audit Committees ("NI 52-110") requires the Company, as a venture issuer, to disclose annually in its circular certain information concerning the constitution of its Audit Committee and its relationship with its independent auditor. The Company's Audit Committee is governed by an audit committee charter and is comprised of three directors, Kyle Wilks, Dr. Ken Kashkin and Leslie Cross. Each member of the Audit Committee is financially literate, as such term is defined in NI 52-110, and two members (Kyle Wilks and Dr. Kashkin), are independent, as such term is defined in NI 52-110 and in the BCBCA. Kyle Wilks serves as Chairman of the Audit Committee. The Audit Committee was established on September 16, 2020. As a "venture issuer" as defined in NI 52-110 the Company is relying on the exemption contained in Section 6.1 of NI 52- 110, which exempts the Company from the requirements of Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

Corporate Governance and Nominating Committee - The CG&N Committee is a standing committee appointed by the Board and is governed by a charter. The members of the CG&N Committee are: Kyle Wilks (Chairman) and Dr. Ken Kashkin, both of whom are independent, as such term is defined in NI 52-110. The CG&N Committee was established on September 16, 2020. The CG&N Committee will act on behalf of and subject to the direction of the Board in all matters pertaining to corporate governance issues, new director nominees, as well as the size and composition of the Board and Board committees. The CG&N Committee is responsible for: developing and enforcing policy in the area of corporate governance and the practices of the Board in light of the Company's particular circumstances, the changing needs of investors and the Company, and changes in corporate governance guidelines; preparing and recommending to the Board annually a statement of corporate governance practices to be included in the Company's information circular and ensure that such disclosure is complete and provided in accordance with the regulatory requirements; monitoring developments in the area of corporate governance and the practices of the Board and advising the Board accordingly; developing, implementing and maintaining appropriate policies with respect to disclosure, confidentiality and insider trading; adopting a process for determining what competencies and skills the Board as a whole should have, and applying this result to the recruitment process for new directors; in consultation with the Chairman of the Board and the Chief Executive Officer, identifying individuals qualified to become new Board members and recommend to the Board the new director nominees for the next annual meeting of shareholders; recognizing that shareholding by directors is appropriate in aligning director and shareholder interests; annually reviewing credentials of existing Board members to assess suitability for re-election; establishing procedures for, and approving and ensuring provision of, an appropriate orientation and education program for new recruits to the Board and continuing education for Board members; considering and, if thought fit (and after obtaining the consent of the Chairman of the Board, which consent may not be unreasonably withheld), approving requests from individual directors for an engagement of special outside advisors at the expense of the Company; and reviewing, on a periodic basis, the size and composition of the Board and Board committees and make appropriate recommendations to the Board.

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

Pursuant to the charter of the Compensation Committee, the Compensation Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to: setting policies for senior officers' compensation; reviewing and approving and then recommending to the Board salary, bonus, and other benefits, direct or indirect, and any change-of-control packages of the Chief Executive Officer; considering the recommendations of the Chief Executive Officer and setting the terms and conditions of employment including, approving the salary, bonus, and other benefits, direct or indirect, and any change-of-control packages, of the key executives of the Company; undertaking an annual review of the Chief Executive Officer goals for the coming year and reviewing progress in achieving those goals; reviewing compensation of the Board on at least an annual basis; overseeing the administration of the Company's compensation plans, including stock option plans, compensation plans for outside directors, and such other compensation plans or structures as are adopted by the Company from time to time; reviewing and approving executive compensation disclosure to be made in the proxy circular prepared in connection with each annual meeting of shareholders of the Company; and undertaking on behalf of the Board such other compensation initiatives as may be necessary or desirable to contribute to the success of the Company and enhance shareholder value.

Shareholder Communications to the Board

Shareholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Secretary, Salona Global Medical Device Corporation, 6160 Innovation Way, Carlsbad, California 92009. The Company's Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company's Secretary will review all communications before forwarding them to the appropriate Board member.

ITEM 11. EXECUTIVE COMPENSATION.

Set forth below is the information regarding the compensation paid, distributed or accrued by us for the ten month transition period ended December 31, 2022 and the ten months ended December 31, 2021 to every individual who served as Chief Executive Officer (principal executive officer) during the ten month transition period ended December 31, 2022 (Messrs. Cross and Faulstick), the two other most highly compensated executive officers serving at the end of the ten month transition period ended December 31, 2022 (Mr. Nelson), and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed such period (Ms. Polesky-Meyrowitz) and whose compensation exceeded $100,000 (the "Named Executive Officers"). This section provides information in accordance with the scaled SEC disclosure rules available to "smaller reporting companies" and "emerging growth companies."

Summary Compensation Table

Name and principal position	Period	Salary ($)	Option Awards(1) ($)	All Other Compensation ($)	Total Compensation ($)
Leslie Cross Chairman of the Board; Former Interim Chief Executive Officer (2)	Ten-months ended December 31, 2022	105,168	--	--	105,168
	Fiscal year ended February 28, 2022	101,237	792,275	38,095	931,607
Luke Faulstick Chief Executive Officer (3)	Ten-months ended December 31, 2022	331,403	181,371	32,044 (6)	544,818
	Fiscal year ended February 28, 2022	250,586	656,964	22,772	930,322
Melissa Polesky-Meyrowitz Former Chief Financial Officer (5)	Ten-months ended December 31, 2022	223,482	--	19,686 (7)	243,168
	Fiscal year ended February 28, 2022	91,152	195,000	3,270	289,422
Dennis Nelson Chief Financial Officer (4)	Ten-months ended December 31, 2022	126,530	133,458	--	259,988
	Fiscal year ended February 28, 2022	N/A	N/A	N/A	N/A

_______________

Notes:

(1) The amounts reported in this column reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation-Stock Compensation, using the Black-Scholes options pricing model. For more detail on the assumptions used in the calculation of these amounts, see Note 13 to our consolidated financial statements for the transition period ended December 31, 2022, and December 31, 2021, which are included elsewhere in this Transition Report.

(2) Mr. Cross served as Interim Chief Executive Officer from September 16, 2020, to July 18, 2022.  The amounts in the Salary column for the ten-months ended December 31, 2022, reflect payment of $42,067 for Mr. Cross’ services as an employee and officer of the Company and $63,101 for his services as a director. The amounts in the Salary column for the ten-months ended December 31, 2021, reflect payment of $81,019 for Mr. Cross’ services as an employee.

(3) Mr. Faulstick was appointed Chief Operating Officer on April 13, 2022. He was appointed Chief Executive Officer on July 18, 2022.

(4) Mr. Nelson was appointed Chief Financial Officer on August 29, 2022.

(5) Ms. Polesky-Meyrowitz was appointed Chief Financial Officer on January 12, 2022, and served in that position until August 29, 2022.

(6) Other compensation includes $11,184 of employer 401(k) contributions, $1,034 of employer paid dental insurance premiums, $14,716 of employer paid health insurance premiums, and $481 of employer paid group life insurance premiums.

(7) Other compensation includes $1,906 of employer 401(k) contributions, and $17,780 of employer paid health insurance premiums.

Executive Compensation

Overview

During the ten-month transition period ended December 31, 2022, and the ten-month period ended December 31, 2021, the Company's executive compensation program was administered by the Board and the Compensation Committee. The Compensation Committee was established, and its charter adopted on September 16, 2020. The Company's executive compensation program has the objective of attracting and retaining a qualified and cohesive group of executives, motivating team performance and the aligning of the interests of executives with the interests of shareholders through a package of compensation that is simple and easy to understand and implement. Compensation under the program was designed to achieve both current and longer-term goals of the Company and to optimize returns to shareholders. In addition, in order to further align the interests of executives with the interests of shareholders, the Company has implemented share ownership incentives through the grant of stock options.

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

Option-Based Awards

An important part of the Company's compensation program is to offer the opportunity and incentive for executives and staff to own the Company's common shares. The directors of the Company believe that ownership of the Company's shares will align the interests of executives and future staff with the interests of shareholders.

Stock options are not granted on a regular schedule but rather as the compensation is reviewed by the directors of the Company from time to time. When reviewing stock option grants, consideration is given to the total compensation package of the executives and staff and a weighting of appropriate incentives groupings at the senior, mid and junior levels of the staff, including past grants. At the time of any stock option grant, consideration is also given to the available stock option pool remaining for new positions being contemplated by the Company.

Stock options may be granted under the 2021 Amended and Restated Stock Option Plan, which was adopted on May 21, 2021 (the "2021 Option Plan"). Pursuant to the 2021 Option Plan, the Board may from time to time, in its discretion and in accordance with the TSXV requirements, grant to directors, officers and employees of the Company as well as "Management Company Employees" and "Consultants" (as such terms are defined in Policy 4.4 of the TSXV, as amended from time to time), non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 8,935,509 common shares unless disinterested shareholder approval is obtained, exercisable for a period of up to ten (10) years from the date of the grant. The number of common shares reserved for issuance to any individual director or officer of the Company will not exceed 5% of the issued and outstanding common shares (2% in the case of optionees providing investor relations services to the Company) unless disinterested shareholder approval is obtained. Options granted pursuant to the 2021 Option Plan are non-assignable, except by means of a will or pursuant to the laws of descent and distribution.

Under the 2021 Plan, the options may be exercised no later than 90 days following the date the optionee ceases to be a director, officer or consultant of the Company. However, if the employment of an employee or consultant is terminated for cause or as a result of an order of any regulatory body, no option held by such optionee may be exercised following the date upon which termination occurred.

The Company has granted stock options to its Named Executive Officers, as follows:

On June 8, 2021, the Company granted 921,250 options to purchase common shares to Leslie Cross following his appointment as interim Chief Executive Officer and Chairman of the Board.

The Company granted 663,300 options to purchase common shares to Luke Faulstick following his appointment as the Chief Operating Officer of the Company.

On December 6, 2021, the Company granted 150,000 options to purchase common shares to Melissa Polesky-Meyrowitz as agreed upon in her employment agreement. Ms. Polesky-Meyrowitz was not an executive officer at this time.

On January 12, 2022, the Company granted 150,000 options to purchase common shares to Melissa Polesky-Meyrowitz following her appointment as Chief Financial Officer of the Company.

On August 29, 2022, the Company granted 200,000 options to purchase common shares  to Dennis Nelson following his appointment as Chief Financial Officer of the Company.

Employment Agreements

Except for the employment letter with Mr. Faulstick described below, the Company does not have any employment or consulting agreements with any Named Executive Officers. In September 2020, the Company entered into an employment letter with Luke Faulstick to serve as Chief Operating Officer of the Company. The employment letter provides for at-will employment and provides that Mr. Faulstick is entitled to receive an annual salary of $250,586 (US $200,000) from SDP, which may be increased to $394,380 (US $300,000) during the first year after the completion of the acquisition of SDP by the Company (which was completed on May 21, 2021), and with future salary to be set by the Board of Directors. [In April 2022, Mr. Faulstick’s employment transitioned from SDP to the Company when he was appointed Chief Integration Officer and Chief Operating Officer of the Company.]

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2022.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (2)	Option exercise price ($)	Option expiration date
Leslie Cross	307,083	614,167	$0.86	June 1, 2026
Luke Faulstick	221,100	442,200	$0.99	June 1, 2026
	-	236,700	$0.54	April 13, 2027
Melissa Polesky-Meyrowitz	50,000	100,000	$0.65	December 6, 2026
	50,000	100,000	$0.65	January 12, 2027
Dennis Nelson	-	200,000	$0.69	August 29, 2027

Notes:

(1) These amounts reflect the number of shares underlying the stock options that are vested and exercisable pursuant to the options granted on June 1, 2021, to Mr. Cross, on June 1, 2021, to Mr. Faulstick, on December 6, 2021, and January 12, 2022, to Ms. Polesky-Meyrowitz.

(2) These amounts reflect the number of shares underlying the stock options that are not vested and not exercisable which were granted on June 1, 2021, to Mr. Cross, on June 1, 2021, and April 13, 2022, to Mr. Faulstick, on December 6, 2021, and January 12, 2022, to Ms. Polesky-Meyrowitz, and on August 29, 2022, to Mr. Nelson. One-third of the original options vest on the following dates: Mr. Cross’ and Mr. Faulstick’s 2021 options: June 1, 2023, and June 1, 2024; Ms. Polesky-Meyrowitz's 2021 options: December 6, 2023, and December 6, 2024; Ms. Polesky-Meyrowitz's 2022 options: January 12, 2024, and January 12, 2025; Mr. Nelson’s options: August 29, 2023, August 29, 2024 and August 29, 2025.

Pension Plan Benefits

The Company does not have a pension plan, defined benefit plan, defined contribution plan or deferred compensation plan that provides for payments or benefits to the Officers at, following, or in connection with retirement.

Termination and Change of Control Benefits

As at December 31, 2022, the Company had not entered into any contract, agreement, plan or arrangement that provides for payments to a Named Executive Officer at, following or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the Company or a change in a Named Executive Officer's responsibilities, except that Mr. Faulstick's employment agreement with the Company provides that, in the event Mr. Faulstick is terminated without "cause," he will be entitled to a termination payment in the amount of $98,595 (US $75,000).

Director Compensation

In September, 2022, the Board of Directors approved the payment of $2,500 per month in directors fees to Messrs. Kashkin and Wilks. The Company typically compensates directors for services rendered in a combination of cash payments and by granting stock options to purchase the Company's common shares.

The following table sets forth all compensation provided to each of the directors of the Company (other than Mr. Cross, who is a Named Executive Officer, whose disclosure with respect to compensation is set forth in the Summary Compensation Table above) for the ten-month period ended December 31, 2022:

Name	Fees earned or paid in cash (1) ($)	Share- based awards ($)	Option awards(2) ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)

Ken Kashkin(3)	32,865	-	-	-	-	32,865
Kyle Wilks(4)	32,865	-	-	-	-	32,865

_______________________

Notes:

(1) In recognition that no directors fees had been paid to Messrs. Kashkin and Wilks since January 1, 2021, in September, 2022, the Board of Directors approved payment of $78,876 in directors fees to each of Messrs. Kashkin and Wilks for their services as directors back to January 1, 2021. Of the $78,876, $32,865 is attributable to the ten months ended December 31, 2022.

(2) As of December 31, 2022, Dr. Kashkin had 228,470 stock options outstanding (grant date fair values: June 2021 grant: $135,407, and Mr. Wilks had 794,800 stock options outstanding (grant date fair value: June 2021 grant: $174,718, July 2021 grant: $336,447, and December 2021 grant: $157,703).

(3) Mr. Kashkin was appointed as a director of the Company on September 16, 2020.

(4) Mr. Wilks was appointed as a director of the Company on September 16, 2020.

Pension Plan Benefits for Directors

The Company does not have a pension plan, defined benefit plan, defined contribution plan or deferred compensation plan that provides for payments or benefits to the directors at, following, or in connection with retirement.

Equity Compensation Plan Information

On May 21, 2021, the Company adopted the 2021 Amended and Restated Stock Option Plan (the "2021 Option Plan"), which amended and restated its 2015 Stock Option Plan to change from a rolling stock option plan to a fixed stock option plan, and fixed the number of common shares issuable under the plan at 8,935,509, and amending the plan to include provisions relating to the grant of options to a person who is a citizen or resident of the United States, in accordance with the requirements of Section 409A of the United States Internal Revenue Code of 1986, as amended.

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

The following table sets forth securities authorized for issuance under the 2021 Option Plan as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,672,938	$0.81	3,262,571
Equity compensation plans not approved by security holders	-	-	-
Total	5,672,938	0.81	3,262,571

There are no assurances that the Company Options described above will be exercised in whole or in part. There are no options outstanding or being granted to insiders other than as detailed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common shares as of March 21, 2023:

• each of our executive officers and directors;

• all of our executive officers and directors as a group; and

• each person known to us to own beneficially more than 5% of our common shares.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of the date of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them. The percentage ownership of each individual or entity is based on 54,151,708 common shares outstanding as of March 21, 2023. Unless otherwise indicated, the address for each director and executive officer is c/o Salona Global Medical Device Corporation, 6160 Innovation Way, Carlsbad, CA 92009.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class%
Directors, Executive Officers
Luke Faulstick, Chief Operating Officer	668,500 (1)	1.23%
Dennis Nelson, Chief Financial Officer	0	0
Melissa Polesky-Meyrowitz, former Chief Financial Officer	100,000 (2)	*
Leslie Cross, Chairman of the Board	1,044,083 (3)	1.92%
Ken Kashkin, MD, Director	123,626 (4)	*
Kyle Wilks, Director	264,932 (5)	*
All Directors and Executive Officers as a Group (4 Individuals)	2,201,141 (6)	3.99%

Five Percent Holders:
GundyCo. TR MMCAP International Inc. SPC 199 Bay Street Toronto, ON M5L 1G9	3,635,000	6.71%

Michael Dalsin	5,347,227 (7)	9.74%
Roger Greene	4,955,746 (8)	9.05%

__________________

Notes:

* Less than 1%

(1) Includes options for 300,000 Common Shares which are exercisable or will become exercisable in 60 days. Also includes 20,841 Common Shares that are presently issuable upon conversion of 20,841 shares of Class A Common Stock, but excludes 5,720,104 Common Shares that would be issuable on conversion of an additional 5,720,104 shares of Class A Common Stock, but are subject to a limit on conversion if the holder owns more than 368,500 Common Shares at any given time.  Mr. Faulstick is a 50% owner of GAP Partners which owns these Class A Common Shares and he is attributed with 50% of the Class A Common Shares owned by GAP Partners.

(2) Includes options for 307,083 Common Shares which are exercisable or will become exercisable in 60 days.  Excludes 842,000 Common Shares that would be issuable following exchange of SDP acquisition subsidiary shares for 842,000 shares of Class A Common Stock which would be convertible for 842,000 Common Shares, but are subject to a limit on conversion if the holder owns more than 368,500 Common Shares at any given time.

(3) Consists of options for 100,000 Common Shares which are exercisable or will be exercisable in 60 days.

(4) Includes options for 76,156 Common Shares which are exercisable or will become exercisable in 60 days.

(5) Consists of options for 264,932 Common Shares which are exercisable or will become exercisable in 60 days.

(6) Includes options for 1,069,012 Common Shares which are exercisable or will be exercisable in 60 days, and 20,841 Common Shares that are presently issuable upon conversion of 20,841 shares of Class A Common Stock.

(7) Includes 755,425  Common Shares that are presently issuable upon conversion of 755,425 shares of Class A Common Stock.

(8) Includes 600,000 Common Shares that are presently issuable upon conversion of  600,000 shares of Class A Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the course of our fiscal years ended February 28, 2022 and December 31, 2022 (the “Two Fiscal Year Period”), other than employment and executive and director compensation matters described under "Executive Compensation" and "Director Compensation" and the transactions described below, there have been no related party transactions.

Transactions with Related Persons

During the Two Fiscal Year Periods, we paid to Advanced Strategic Associates, LLC (“Advanced”), a company owned and controlled by Michael Dalsin, a beneficial holder of more than 5% of our Common Shares, and to Michael Dalsin individually an amount of US $1,114,500 and US $132,635, respectively, for an aggregate amount of US $1,247,135 in consideration for services related to acquisition structuring, due diligence, capital structuring, and corporate transactional advisory services.

During the fiscal year ended February 28, 2022, we paid Marquette Partners, Inc. (“Marquette”), a company owned and controlled by Roger Greene, a beneficial holder of more than 5% of our Common Shares, an aggregate sum of US $274,770 in consideration for Marquette providing advisory services related to strategic business acquisitions.

During the Two Fiscal Year Periods, Andrew Cross (“A Cross”), the son of Leslie Cross, our Chairman of the Board and former Interim Chief Executive Officer, was employed by the Company as Director of Business Development.  During his employment term, we paid Andrew Cross an aggregate sum of US $229,925.

During the Two Fiscal Year Periods, we paid Hedgehog Financial Corporation (“Hedgehog”), a company owned and controlled by Andrew Cross, an aggregate sum of US $311,675 in consideration for Hedgehog providing services related to acquisitions, due diligence, accounting, finance and other corporate support services.  As of January 2023, neither Hedgehog nor Andrew Cross are providing services to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SRCO Professional Corporation, an independent registered public accounting firm ("SRCO"), billed the Company the following fees for the 10-month transition period ended December 31, 2022, and for the fiscal year ended February 28, 2022:

	For the Ten Months Ended December 31, 2022	For the Ten Months Ended December 31, 2021
Audit fees(1)	$87,765	$113,265
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$87,765	$113,265

________________

(1) Audit Fees - These are fees for professional services performed by SRCO in connection with the audit of annual financial statements of the Company and its subsidiaries. This category also includes reviews of registration statements and services normally provided in connection with statutory and regulatory filings or engagements.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity andz independence in SRCO's core work, which is the audit of the Company's consolidated financial statement. The Audit Committee pre-approves each engagement of the Company's principal accountants for audit and non-audit related services and associated projected fees in advance of such engagement.

Services Provided by SRCO

All services rendered by SRCO are permissible under applicable laws and regulations and were pre-approved by the Audit Committee, or by the Chairman of the Audit Committee by delegated authority as required by law. The fees paid to SRCO for services are described in the above table.

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

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed Herewith

Exhibit #	Exhibit Description	Form	Date	Number

3.1	Certificate of Incorporation of Chrysalis Capital IX Corporation, dated September 17, 2013.	S-1	April 30, 2021	333-255642

3.2	Chrysalis Capital IX Corporation By-Law No. 1., dated September 17, 2013.	S-1	April 30, 2021	333-255642

3.3	Certificate of Amendment of Chrysalis Capital IX Corporation, dated February 21, 2014.	S-1	April 30, 2021	333-255642

3.4	Notice of Articles and Certificate of Amalgamation of 1040096 B.C. Ltd. and Inspira Financial Inc., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.5	Notice of Articles and Certificate of Amalgamation of 1042000 B.C. Ltd. and Inspira Financial Inc., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.6	Certificate of Change of Name of 104200 B.C. Ltd., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.7	Certificate of Amendment of Chrysalis Capital IX Corporation, dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.8	Notice of Articles and Certificate of Change of Name of Inspira Financial Inc., dated January 5, 2020.	S-1	April 30, 2021	333-255642

3.9	Notice of Alteration, Notice of Articles and Certificate of Change of Name of Brattle Street Investment Corp., dated December 14, 2020.	S-1	April 30, 2021	333-255642

4.1	Salona Specimen Certificate	S-1	April 30, 2021	333-255642

		Incorporated by Reference			Filed Herewith

Exhibit #	Exhibit Description	Form	Date	Number

4.2	Form of Subscription Agreement for U.S. Subscribers of Subscription Receipts for Shares of Brattle Street Investment Corp.	S-1	April 30, 2021	333-255642

4.3	Form of Subscription Agreement for Non-U.S. Subscribers of Subscription Receipts for Shares of Brattle Street Investment Corp.	S-1	April 30, 2021	333-255642

4.4	Form of Subscription Agreement for U.S. Subscribers of Subscription Receipts for Units of Brattle Finco B.C. Ltd.	S-1	April 30, 2021	333-255642

4.5	Form of Subscription Agreement for Non-U.S. Subscribers of Subscription Receipts for Units of Brattle Finco B.C. Ltd.	S-1	April 30, 2021	333-255642

4.6	Form of Warrant to purchase Common Shares.	S-1	April 30, 2021	333-255642

4.7	Registration Rights Agreement dated as of February 15, 2022 by and among the Company, Purchasers in the Offering and Beacon Securities Limited, Canaccord Genuity Corp. and Leede Jones Gable Inc.	S-1	April 30, 2021	333-255642

4.8	Form of Compensation Option	8-K	February 22, 2022	333-255642

10.1(*)	Stock Option Plan of Inspira Financial Inc.	S-1	April 30, 2021	333-255642

10.2+	Supply Agreement between DJO, LLC and South Dakota Partners Inc., dated May 4, 2016.	S-1	April 30, 2021	333-255642

10.3	Lease Agreement between Store Capital Acquisitions, LLC and South Dakota Partners, Inc., dated October 19, 2018.	S-1	April 30, 2021	333-255642

10.4	Promissory Note of South Dakota Partners to Dacotah Bank, dated February 1, 2019.	S-1	April 30, 2021	333-255642

		Incorporated by Reference			Filed Herewith

Exhibit #	Exhibit Description	Form	Date	Number

10.5	Business Loan Agreement between South Dakota Partners and Dacotah Bank, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.6	Commercial Security Agreement between South Dakota Partners and Dacotah Bank, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.7	Promissory Note of South Dakota Partners to Dacotah Bank, dated February 1, 2019.	S-1	April 30, 2021	333-255642

10.8	Commercial Guaranty among South Dakota Partners Inc, Dacotah Bank and Luke Faulstick, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.9	Commercial Guaranty among South Dakota Partners Inc, Dacotah Bank and Stephen Hollis, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.10+	Supply Agreement between Compass Richmar, LLC and South Dakota Partners, Inc., dated February 5, 2020.	S-1	April 30, 2021	333-255642

10.11	Change in Terms Agreement between South Dakota Partners Inc. and Dacotah Bank, dated April 20, 2020.	S-1	April 30, 2021	333-255642

10.12	Change in Terms Agreement between South Dakota Partners Inc. and Dacotah Bank, dated July 10, 2020.	S-1	April 30, 2021	333-255642

10.13	Business Loan Agreement between South Dakota Partners Inc. and Dacotah Bank, dated August 31, 2020.	S-1	April 30, 2021	333-255642

10.14	Promissory Note of South Dakota Partners Inc. to Dacotah Bank, dated August 31, 2020.	S-1	April 30, 2021	333-255642

		Incorporated by Reference			Filed Herewith

Exhibit #	Exhibit Description	Form	Date	Number

10.15	Debt Conversion Agreement between Brattle Street Investment Corp. and Leslie H. Cross, dated September 6, 2020.	S-1	April 30, 2021	333-255642

10.16(*)	Employment Letter Agreement between Battle Street Investment Corp. and Luke Faulstick, dated September 8, 2020.	S-1	April 30, 2021	333-255642

10.17(*)	2021 Amended and Restated Stock Option Plan of Salona Global Medical Device Corporation	S-1	April 30, 2021	333-255642

10.18	Contribution Agreement dated as of November 29, 2021 by and among the Company, ALG Health Plus, LLC, Adam Harmon, ALG-Health LLC and other the parties named therein.	8-K	December 03, 2021	333-255642

10.19	Limited Liability Company Agreement of ALG Health Plus, LLC dated as of November 29, 2021 by and between Inspira Financial Company and Adam Harmon.	8-K	December 03, 2021	333-255642

10.20	Contribution and Exchange Agreement dated as of November 29, 2021 by and between Salona Global Medical Device Corp and Adam Harmon	8-K	December 03, 2021	333-255642

10.21	Agreement and Plan of Merger dated as of February 18, 2022 by and among Salona Global Medical Device Corporation, Inspira Financial Company, Miotech Parent, LLC, Miotech Merger Subsidiary, LLC, Mio-Guard LLC, and Kenneth M. Zisholz	8-K	February 25, 2022	333-255642

10.22

Stock Purchase Agreement, dated as of August 15, 2022, by and among Salona Global Medical Device Corporation, Inspira Financial Company, Damar Acquisition Company, Damar Plastics Manufacturing, Inc., and William P. Dickinson and Elizabeth H. Dickinson

		8-K	August 19, 2022

10.23

Loan and Security Agreement, dated as of January 13, 2023, by and among Pathward, National Association, Damar Plastics Manufacturing, Inc. Mio-Guard, LLC, Simbex, LLC, Salona Global Medical Device Corporation, Inspira Financial Company, Mio-Tech Parent LLC, Simbex Parent Acquisition I Corporation, Simbex Acquisition I Corporation, and DaMar Acquisition Company

		8-K	January 17, 2023

10.24

Guaranty, dated January 13, 2023, by and among Salona Global Medical Device Corporation, Inspira Financial Company, Mio-Tech Parent LLC, Simbex Parent Acquisition I Corporation, Simbex Acquisition I Corporation, and DaMar Acquisition Company in favor of Pathward, National Association

		8-K	January 17, 2023

10.25	Stock Purchase Agreement, dated March 15, 2023, by and among Mirion Technologies (US), Inc. and Biodex Rehab Systems, LLC.	8-K	March 21, 2023

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer				X

31.2	Certification of Principal Financial Officer				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

____________________

  Constitutes management contract or compensatory arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Luke Faulstick

Luke Faulstick

Chief Executive Officer

Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Luke Faulstick	Chief Executive Officer (Principal Executive Officer)	March 31, 2023
Luke Faulstick

/s/ Dennis Nelson	Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)	March 31, 2023
Dennis Nelson

/s/ Leslie H. Cross	Executive Chairman of the Board; Director	March 31, 2023
Leslie H. Cross

/s/ Kyle Wilks	Director	March 31, 2023
Kyle Wilks

/s/ Dr. Ken Kashkin	Director	March 31, 2023
Dr. Ken Kashkin