Form 10-Q
period 2023-03-31
Salona Global Medical Device Corp
filed 2023-05-15
CIK 1617765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 9, 2023 (latest practicable date), 54,299,108 common shares, no par value, and 15,717,656 Class A shares, no par value, were outstanding.

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

For the Three Months Ended March 31, 2023, and March 31, 2022

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2023, (unaudited) and December 31, 2022 (audited)

(In Canadian Dollars, unless specified otherwise)

	Note	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	16	$2,343,417	$1,928,464
Restricted cash	16	1,353,300	-
Accounts receivable, net	5	7,435,154	6,353,275
Inventories, net	7	6,693,780	8,102,626
Prepaid expenses and other receivables		321,423	216,489
Total current assets		18,147,074	16,600,854
Security deposit	12	565,739	566,198
Long-term accounts receivable	5	171,869	189,616
Long-term prepaid expenses and other receivables		273,602	441,025
Property and equipment, net	8	3,306,006	3,399,898
Right-of-use assets, net	12	7,763,724	7,781,300
Intangible assets, net	9	9,025,616	9,376,162
Goodwill	4	13,695,194	13,695,194
Total assets		$52,948,824	$52,050,247
Liabilities and Stockholders' Equity
Liabilities
Line of credit	11	8,081,745	5,162,711
Accounts payable and accrued liabilities	10	6,122,494	6,641,181
Current portion of debt	11	198,274	195,489
Current portion of lease liability	12	964,971	847,253
Other liabilities	10	1,335,175	1,807,702
Obligation for payment of earn-out consideration	4	15,701,831	15,506,531
Total current liabilities		32,404,490	30,160,867
Debt, net of current portion	11	531,621	574,515
Lease liability, net of current portion	12	6,006,942	5,983,333
Total liabilities		$38,943,053	$36,718,715
Stockholders' equity
Common stock; no par value, unlimited shares authorized; 54,151,709 shares issued and outstanding as of March 31, 2023 (December 31, 2022: 53,707,780)	13	38,970,199	38,767,442
Class A shares; no par value, unlimited shares authorized; 15,717,656 shares issued and outstanding as of March 31, 2023 (December 31, 2022: 3,403,925 )	13	11,097,512	1,800,064
Common stock to be issued: 147,400 shares to be issued as of March 31, 2023 (December 31, 2022: nil)		47,168	-
Class A shares to be issued: 6,261,340 shares to be issued as of March 31, 2023 (December 31, 2022: 19,019,000)	13	4,696,005	14,264,250
Additional paid-in-capital	13	8,472,908	8,072,610
Accumulated other comprehensive income		1,646,009	1,688,452
Deficit		(50,924,030)	(49,261,286)
Total stockholders' equity		$14,005,771	$15,331,532
Total liabilities and stockholders' equity		$52,948,824	$52,050,247
Basis of presentation and going concern (Note 2)
Contingencies (Note 18)
Subsequent events (Note 19)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless specified otherwise)

		For the three months ended
	Note	March 31, 2023	March 31, 2022
Revenue	6	$10,683,229	$8,668,415
Cost of revenue
Direct service personnel		1,825,755	1,430,939
Direct material costs		4,426,091	3,715,608
Other direct costs		335,524	295,008
Total cost of revenue		6,587,370	5,441,555
Gross profit		4,095,859	3,226,860
Operating expenses
Selling, general, and administrative		3,875,214	2,573,552
Depreciation of property and equipment	8	184,264	69,123
Amortization of right-of-use assets	12	381,833	86,425
Amortization of intangible assets	9	350,546	214,981
Total operating expenses		4,791,857	2,944,081
Net operating (loss) gain		(695,998)	282,779
Interest expense		(278,086)	(120,454)
Foreign currency exchange gain (loss)		1,528	(4,173)
Other income		133	45
Provision for impairment	4	-	(5,520,522)
Change in fair value of contingent consideration	4	(195,300)	5,853,701
Transaction costs	15	(458,771)	(1,199,120)
Net loss before taxes		(1,626,494)	(707,744)
Provision for income taxes	17	(36,250)	114,110
Net loss		(1,662,744)	(593,634)
Other comprehensive loss
Foreign currency translation (loss) gain		(42,443)	696,969
Comprehensive (loss) gain		(1,705,187)	103,335
Net loss per share
Basic and diluted		(0.03)	(0.01)
Weighted average number of common stock and class A shares outstanding		62,384,871	50,020,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2023, and 2022

(In Canadian Dollars, unless specified otherwise)

	Common stock		Class A Shares		Common stock to be issued		Class A shares to be issued		Additional	Accumulated other
	Number	Amount $	Number	Amount $	Number	Amount $	Number	Amount $	paid-in- capital $	comprehensive income $	Deficit $	Total $
Balance December 31, 2021	44,790,162	36,552,873	1,355,425	480,479	-	-	-	-	4,334,251	547,173	(33,153,575)	8,761,201
Stock based compensation	-	-	-	-	-	-	-	-	438,569	-	-	438,569
Shares issued on financing, net	7,749,000	2,253,482	-	-	-	-	-	-	2,008,468	-	-	4,261,950
Share issuance costs	-	(760,258)	-	-	-	-	-	-	203,819	-	-	(556,439)
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	696,969	-	696,969
Net loss from the period	-	-	-	-			-	-	-	-	(593,634)	(593,634)
Balance - March 31, 2022	52,539,162	38,046,097	1,355,425	480,479	-	-	-	-	6,985,107	1,244,142	(33,747,209)	13,008,616

Balance - December 31, 2022	53,707,780	38,767,442	3,403,925	1,800,064	-	-	19,019,000	14,264,250	8,072,610	1,688,452	(49,261,286)	15,331,532
Share based compensation	-	-	-	-	-	-	-	-	345,524	-	-	345,524
Shares issued on exercise of options	-	-	-	-	147,400	47,168	-	-	(13,266)	-	-	33,902
Shares issued related to acquisition of SDP	-	-	12,757,660	9,568,245	-	-	(12,757,660)	(9,568,245)	-	-	-	-
Class A shares exchanged for common shares	443,929	202,757	(443,929)	(270,797)	-	-	-	-	68,040	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(42,443)	-	(42,443)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,662,744)	(1,662,744)
Balance - March 31, 2023	54,151,709	38,970,199	15,717,656	11,097,512	147,400	47,168	6,261,340	4,696,005	8,472,908	1,646,009	(50,924,030)	14,005,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2023, and 2022

(In Canadian Dollars, unless specified otherwise)

	For the three months ended
	Note	March 31, 2023	March 31, 2022
Operating activities
Net loss		$(1,662,744)	$ (593,634)
Non-cash items:
Depreciation and amortization	8,9,12	916,643	370,529
Interest accretion on lease liability	12	104,660	56,246
Stock based compensation	13	345,524	438,569
Change in fair value of contingent consideration	4	195,300	(5,853,701)
Provision for impairment	4	-	5,520,522
Changes in operating assets and liabilities:
Accounts receivable		(1,159,719)	(1,005,340)
Deferred income tax recovery		-	(114,110)
Prepaid expenses and other receivables		304,710	(412,970)
Inventories		1,371,515	(610,478)
Long-term accounts receivable		17,584	-
Long-term prepaids and other receivables		(273,461)	-
Accounts payable and accrued liabilities		(513,090)	521,117
Other liabilities		(470,826)	458,552
Net cash used in operating activities		(823,904)	(1,224,698)

Investing activities
Cash received on acquisition of Mio-Guard	4	-	3,363
Acquisition of property and equipment	8	(93,232)	(23,200)
Acquisition of Mio-Guard	4	-	(572,400)
Net cash used in investing activities		(93,232)	(592,237)

Financing activities
Repayment of long-term debt, net	11	(39,463)	(42,058)
Proceeds from line of credit, net	11	2,921,717	1,002,338
Proceeds from issuance of shares		-	4,261,950
Share issuance costs	13	-	(556,439)
Proceeds from exercise of stock options	13	33,902	-
Lease payments	12	(338,590)	(113,807)
Net cash provided by financing activities		2,577,566	4,551,984

Effect of foreign exchange rates on cash		107,823	23,552
Increase in cash and cash equivalents and restricted cash		1,660,430	2,735,048
Cash and cash equivalents, and restricted cash, opening		1,928,464	4,466,230
Cash and cash equivalents, and restricted cash, closing		$3,696,717	$7,224,831

Supplementary information:
Interest paid		173,426	64,208
Income taxes paid		-	-
Common stock issued for debt		-	-
Restricted cash included in the closing balance above		1,353,300	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

1. Description of the business

Salona Global Medical Device Corporation (formerly known as Brattle Street Investment Corp.) ("the Company," "us," "our," "Salona," "Salona Global," or the "Company"), is a publicly traded company listed on the TSX Venture Exchange (the "Exchange" or "TSXV"). The Company is an acquisition oriented, US-based and revenue generating medical device technology company focused on human performance and rehabilitative solutions. The Company aims to acquire small to midsize US and internationally based medical device products and companies with the goal of expanding sales and improving operations. The Company's aim is to create a large, broad-based medical device company with global reach.

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

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc. ("Biodex"), which consists principally of the Biodex Physical Medicine business. The Purchase Agreement replaces the previously disclosed asset purchase agreement covering the same business that was first announced on August 15, 2022. The Company completed the Acquisition on April 3, 2023. The purchase agreement provides that the Company shall purchase all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of US $1,000,000 in cash, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is guaranteed by the Company and is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note.

2. Basis of presentation and going concern

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

The financial information contained in this report should be read in conjunction with the Company's Transition Report on Form 10-KT for the transition period ended December 31, 2022, that the Company filed on April 3, 2023.

7

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

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

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the unaudited interim condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of March 31, 2023. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited interim condensed consolidated financial statements are issued.

To alleviate these conditions, the Company is currently in the process of potentially raising funds through a debt financing and a subsequent public offering in the United States. As the Company's funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all. These conditions, along with the matters noted above, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the unaudited interim condensed financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the unaudited interim condensed consolidated financial statements that substantial doubt exists as those plans are not completely within the control of management. These unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company, Mio-Guard, LLC ("Mio-Guard"), DaMar Plastics Manufacturing Inc. ("DaMar"), and 1077863 B.C., Ltd. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Acquisition Parent I Corporation, Simbex Acquisition Parent Corporation, Mio-Tech Parent LLC, and DaMar Acquisition Corporation. The Company owns 100% of all its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

b) Basis of measurement

The unaudited interim condensed consolidated financial statements of the Company have been prepared on a historical cost basis except contingent consideration which are carried at fair value.
8

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

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

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of March 31, 2023, the Company has one segment, healthcare operations, which includes production, design, development, and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expenses from this segment are disclosed in the unaudited interim condensed consolidated balance sheets and statements of operations and comprehensive loss.

e) Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, security deposit, accounts payable and accrued liabilities, line of credit, debt, contingent consideration payable, lease liabilities and other liabilities.

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
9

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

As of March 31, 2023, and December 31, 2022, respectively, the Company did not identify any financial assets and liabilities other than contingent considerations resulting from the Simbex, ALG, DaMar, and Mio-Guard acquisitions, that would be required to be presented on the unaudited interim condensed consolidated balance sheet at fair value.

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

10

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

The Company typically provides warranties for general repairs of defects that existed at the time of sale. These assurance-type warranties are accounted for as warranty provisions, if any.

g) Research and development costs

Research and development costs are generally expensed as incurred. These costs primarily consist of personnel and related expenses and are classified as part of the selling, general, and administrative expenses on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

h) Cash and cash equivalents and restricted cash

Cash and cash equivalents comprise of highly liquid interest-bearing securities that are readily convertible to cash and are subject to an insignificant risk of changes in value. The maturities of these securities as at the purchase date are 90 days or less.

Restricted cash includes cash that is subject to legal restrictions or is unavailable for general operating purposes.

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

When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company identifies the reporting unit on a basis that is similar to its method for identifying operating segments as defined by the Segment Reporting Topic of the FASB ASC. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. This evaluation is applied annually.
11

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

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
12

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

n) Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review on March 31, 2023, the Company believes there was no impairment of its long-lived assets.

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

q) Basic and Diluted Earnings Per Share

The Company has adopted the ASC 260-10 which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company's common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as of March 31, 2023.
13

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

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

t) Share purchase warrants

The Company accounts for the share purchase warrants issued to investor and brokers pursuant to equity financing as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company's own shares and whether the holders of the warrants could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent reporting period end date while the warrants are outstanding. For issued investor warrants and broker warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued investor warrants and broker warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each unaudited interim condensed consolidated balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

For the periods ended March 31, 2023, and December 31, 2022, respectively, the Company concluded based on the above mentioned that the issued investor warrants, and broker warrants met the criteria for equity classification in accordance with ASC 815-40 and therefore were classified under equity. The fair value of those warrants is determined by using Black Scholes valuation model on the date of issuance. The relative fair value method is applied to allocate gross proceeds from equity financing into its shares and warrants portion respectively. Those costs directly contributable to equity financing are accounted for as a reduction under stockholders' equity.
14

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

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

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. On the basis of interpretations of existing guidance and the current illustrative example in ASC 820-10-55-52 of a restriction on the sale of an equity instrument, some entities use a discount for contractual sale restrictions when measuring fair value, while others view the application of such a discount to be inconsistent with the principles of ASC 820. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted.

The Company is in the process of determining the impact the adoption will have on its unaudited interim condensed consolidated financial statements as well as whether to early adopt the new guidance.

In March 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan re-financings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on its unaudited interim condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2022, as amended by ASU No. 2019-10, and interim periods within those periods, and early adoption is permitted. The Company adopted ASU 2016-13 as of January 1, 2023 and the adoption did not have a material effect on the unaudited interim condensed consolidated financial statements.

15

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

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
16

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

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

As of May 31, 2022, SDP has concluded its earn-out period and has met both the revenue and adjusted net asset threshold requirements to receive its full 19,162,000 non-voting "Class A" shares of common stock. As such, this obligation has been removed from the liability section of the consolidated balance sheet as a contingent liability (as shown on the February 28, 2022, Consolidated Balance Sheet) and has been moved to the equity section as Class A shares to be issued. As of May 31, 2022, the date of issuance, the fair value of the 19,162,000 shares was $14,371,500 (fair value as of  December 31, 2022, was $11,919,900).

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

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Health Plus's and ALG's business arrangement achieving certain milestones. The fair value of the contingent consideration liability on November 29, 2021, and February 28, 2022, was estimated to be nil and as such, no contingent liability was recorded on the date of the agreement was executed. As of March 31, 2023, as a result of new arrangements, the fair value of the contingent consideration liability is estimated to be $298,183.

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

17

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
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
18

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

On December 31, 2022, Simbex concluded the earn-out period and met the requirements to receive its full earnout consideration consisting of $4,415,344 and $2,872,779 of cash and stock earn-out payments, respectively. Since the payment to the sellers was not yet due as of March 31, 2023, the aggregate earnout payment of $7,288,123 remains on the unaudited interim condensed consolidated balance sheet as a current liability.

On February 28, 2022, the Company updated its assessment of the fair value of goodwill from the Simbex LLC acquisition, in conjunction with the Company's third-party valuation experts based on updated year to date results of the acquired entity, intangible assets, and other factors resulting in an impairment to goodwill of $5,520,522. As of December 31, 2022, there was no further goodwill impairment and thus, no additional goodwill was impaired.

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
19

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

The contingent consideration liability represents potential future earnout payments to the sellers of Mio-Guard that are contingent on Mio-Guard's business achieving certain milestones. Certain Mio-Guard management was retained post-acquisition and will receive a portion of the potential future earnout payments as earned. The fair value of the contingent consideration liability of $1,166,465 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of March 31, 2023, the fair value of the contingent consideration liability is $1,324,344. The change in the fair value of the contingent consideration liability from December 31, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

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
20

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
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

The contingent consideration liability represents potential future earnout payments to the sellers of DaMar that are contingent on DaMar's business achieving certain milestones. Certain DaMar management was retained post-acquisition and will receive a portion of the potential future earnout payments if earned. The fair value of the contingent consideration liability of $3,624,286 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of March 31, 2023, the fair value of the contingent consideration liability is $6,791,181. The change in the fair value of the contingent consideration liability from December 31, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

On December 31, 2022, the Company reviewed its assessment of the fair value of goodwill from the DaMar acquisition and noted no impairment to Goodwill.

5. Accounts receivable

	March 31, 2023	December 31, 2022
Trade accounts receivable	7,508,435	6,426,616
Allowance for doubtful accounts	(73,281)	(73,341)
Long-term accounts receivable	171,869	189,616
Total accounts receivable	7,607,023	6,542,891

6. Disaggregation of Revenues

During the three months ended March 31, 2023, $8,135,192 of the sales revenue was earned from "point-in-time" revenue respectively ($5,407,505 for the three months ended March 31, 2022) and $2,548,037 of the sales revenue was earned "over-a-period" of time respectively ($3,260,910 for the three months ended March 31, 2022).

7. Inventories

The Company tracks inventory for manufactured goods as it progresses through the production process. The Company allocates inventory into four major buckets: Raw material, work in progress, trading goods, and finished goods. Purchased finished goods are classified as trading goods.

21

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

	March 31, 2023	December 31, 2022
Raw materials	$5,390,518	$6,414,482
Work in progress	436,923	771,507
Finished goods	142,161	170,198
Trading goods	724,178	746,439
Total	$6,693,780	$8,102,626

8. Property and equipment

Cost	December 31, 2022	Additions	Disposal	Translation	March 31, 2023
Machinery and equipment	$3,371,161	$93,232	$-	$(2,739)	$3,461,654
Computer equipment and software	272,031	$-	-	(221)	271,810
Furniture and fixtures	63,672	$-	-	(53)	63,619
Land improvements	24,186	$-	-	(20)	24,166
Leasehold improvements	146,451	$-	-	(118)	146,333
Total	$3,877,501	$93,232	$-	$(3,151)	$3,967,582

Accumulated amortization	December 31, 2022	Additions	Disposal	Translation	March 31, 2023
Machinery and equipment	$411,654	$166,888	$-	$(247)	$578,295
Computer equipment and software	38,092	24,618	-	(18)	62,692
Furniture and fixtures	2,868	1,444	-	(2)	4,310
Land improvements	1,209	574		(1)	1,782
Leasehold improvements	23,780	(9,260)	-	(23)	14,497
Total	$477,603	$184,264	$-	$(291)	$661,576

Net Book Value	3,399,898				3,306,006

9. Intangible assets

Cost	December 31, 2022	Additions	Disposal	March 31, 2023
Tradename - Trademarks	$1,801,579	$-	$-	$1,801,579
Intellectual Property	564,024	-	-	564,024
Customer Base	7,005,491	-	-	7,005,491
Non-Competes	1,390,692	-	-	1,390,692
Total	$10,761,786	$-	$-	$10,761,786
22

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

Accumulated Amortization	December 31, 2022	Additions	Disposal	March 31, 2023
Tradename - Trademarks	$427,176	$95,153	$-	$522,329
Intellectual Property	151,378	30,083	-	181,461
Customer Base	525,925	115,242	-	641,167
Non-Competes	281,145	110,068	-	391,213
Total	$1,385,624	$350,546	$-	$1,736,170

Net Book Value	$9,376,162			$9,025,616

 10. Accounts payable and accrued liabilities

	March 31, 2023	December 31, 2022

Accounts payable	$4,922,368	$5,269,323
Accrued liabilities	1,200,126	1,371,858
Other liabilities	1,335,175	1,807,702
Total	$7,457,669	$8,448,883

Other liabilities include unearned customer deposits and unearned revenues totaling $932,081 (December 31, 2022: $1,549,729).

11. Line of credit and debt

On June 9, 2021, the Company through SDP entered into a Loan and Security Agreement. The line of credit facility is with Pathward National Association (formerly, Crestmark), whereby the Company, through SDP, may borrow up to US$5,400,000 with a maturity on August 1, 2023. Borrowings bear interest at 4% or prime +0.75% per annum, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by its entire $5,798,336 (US $4,284,591) of inventory and $3,732,141 (US $2,757,807) of accounts receivable of SDP and not the Parent or any other subsidiary. As of March 31, 2023, the balance outstanding under the agreement was $6,034,788 (US $4,459,313) (December 31, 2022 - $5,162,711 (US $3,811,807)).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to March 31, 2023, the Company was in compliance with the financial covenant.

On January 13, 2023, three operating subsidiaries of the Company, Damar, Mio-Guard, and Simbex entered into a Loan and Security Agreement and related Schedule with Pathward, National Association to increase the Company's aggregate credit line availability by up to US $5,500,000 (the "Agreement"). The Agreement complements an existing credit facility with Pathward through the Company's SDP subsidiary.  The Agreement has a variable interest rate of the greater of 6% or 0.75% in excess of the rate shown in the Wall Street Journal as the prime rate per annum, is payable on demand and is secured by all of the assets of Simbex, Mio-Guard and Damar (the "Borrowers"). In connection with execution of the Agreement, the Company and several of its intermediate holding company subsidiaries entered into a Guaranty of the obligations of the Borrowers (the "Guaranty").  As of March 31, 2023, the balance outstanding under the agreement was $2,046,957 (US $1,512,569).

Debt
Balance, December 31, 2022	$770,004
Additions	-
Principal repayments	(39,463)
Translation	(646)
Balance, March 31, 2023	729,895
Less: current portion	(198,274)
Long-term portion	$531,621
23

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

As of March 31, 2023, the Company's total debt is $729,895 (December 31, 2022 - $770,004), of which $198,274 is considered current (December 31, 2022, $195,489) and $531,621 is considered long-term (December 31, 2022, $574,515).

Term Note

On June 9, 2021, the Company borrowed $1,014,975 (US$750,000) with Pathward National Association (formerly Crestmark). The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP's machinery and equipment, which on March 31, 2023, was $1,617,826 (US $1,195,468). The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% per annum with monthly payments of principal and interest in the amount of $19,613 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. As of March 31, 2023, the balance of the note was $729,895 (US$539,345).

12. Leases

Set out below are the carrying amount of right of use assets and the movements during the period:

Right-of-use assets
Balance, December 31, 2022	$7,781,300
Acquired	376,746
Amortization	(381,833)
Impact of modification	-
Translation	(12,489)
Balance, March 31, 2023	$7,763,724

	Lease liability	Current	Long-term
Balance, December 31, 2022	$6,830,586	$847,253	$5,983,333
Acquired	376,746
Interest lease expense	104,660
Lease payments	(338,590)
Impact of modification	-
Translation	(1,489)
Balance, March 31, 2023	$6,971,913	$964,971	$6,006,942

Future minimum lease payments payable are as follows:

Twelve months ending March 31, 2024	$1,340,509
Twelve months ending March 31, 2025	1,383,581
Twelve months ending March 31, 2026	1,402,879
Twelve months ending March 31, 2027	897,889
Twelve months ending March 31, 2028	609,387
2029 and thereafter	3,393,698
24

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

Total future minimum lease payments	9,027,943
Less: Interest on lease liabilities	(2,056,030)
Total present value of minimum lease payments	6,971,913
Less: current portion	964,971
Non-current portion	$6,006,942

As of March 31, 2023, the weighted average remaining lease terms were 8.86 years (December 31, 2022 - 9.32 years) and the weighted average discount rate was 6.19% (December 31, 2022 - 6.15%).

In October 2018, SDP sold its facility in Clear Lake, South Dakota for US$2,182,461. In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rent of $258,299 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $516,866 (US$381,930), to be renewed annually for the duration of the lease agreement. The letter of credit is secured by a guaranteed investment certificate, which is recorded as a security deposit on the unaudited interim condensed consolidated balance sheet.

On October 1, 2021, Simbex entered into a lease agreement for an office space located in Lebanon, NH with an initial lease term of 3 years for a base annual rent of $212,953 (US$157,440), with an option to extend for five years. The base rental amount increases annually on the first day of the lease year based on the change in the rolling average of the cost-of-living index for the prior six reporting periods. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $126,350 (US $93,413).

On September 21, 2022, Inspira Financial Company entered into a lease agreement for its corporate headquarters and distribution center located in Carlsbad, CA for a base annual rent of $108,397 (US $80,140). The lease began on October 1, 2022, with an initial lease term of 4 years and 2 months, which will end on November 30, 2026. The initial lease agreement includes an option to renew for an additional 5 years. The base rental amount increases annually as per the base rent schedule included in the lease agreement.

On January 1, 2022, Mio-Guard LLC entered into a lease agreement for an office space located in Holt, MI with an initial lease term of 5 years for a base annual rent of $115,858 (US$85,656). The base rental amount increases annually on the first day of the lease year at the lesser of 2.27% or 1.25 times the change in the price index, as defined.

On July 1, 2012, DaMar entered into a lease agreement for an industrial and office space located in El Cajon, CA with an initial lease term of 7 years. The lease was automatically extended for an additional 7 years on July 1, 2019, for a base annual rent of $443,696 (US$328,032). The lease is currently set to terminate on June 30, 2026. The base rental amount increases annually on the first day of the lease year by 3% of the proceeding month's lease payment as defined in the agreement.

On January 9, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual rent of $138,585 (US$102,458).

13. Stockholders' Equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

25

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

As of March 31, 2023, and December 31, 2022, the Company had 54,151,709 and 53,707,780 common shares outstanding, respectively, with a value of $38,970,199 and $38,767,442, respectively.

As of March 31, 2023, and December 31, 2022, the Company had 15,717,656 and 3,403,925 Class A shares outstanding, respectively, with a value of $11,097,512 and $1,800,064, respectively.

On January 10, 2023, 104,850 Class A shares were exchanged for 104,850 common shares in the Company at a price of $0.43 per share. No cash was received as part of this issuance.

On February 7, 2023, 339,079 Class A shares were exchanged for 339,079 common shares in the Company at a price of $0.47 per share. No cash was received as part of this issuance.

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

On March 2, 2023, 147,400 stock options were exercised for 147,400 shares of common stock for total proceeds of $39,002. 73,700 of these options were exercised at a price of $0.27 per share and 73,700 of these options were exercised at a price of $0.19 per share. The 147,400 shares that were issued in connection with this exercise were released on April 11, 2023. As of March 31, 2023, these shares are presented as "common stock to be issued" on the unaudited interim condensed consolidated balance sheets and unaudited interim condensed consolidated statements of stockholders' equity.

Class A shares to be issued

On May 31, 2022, SDP concluded its earn-out period and achieved its milestones allowing SDP to receive its full earn-out compensation of 19,162,000 Class A shares (as described in detail in Note 4). These shares will be allocated to the previous owners of SDP based on their percentage of ownership on the date of sale. As of March 31, 2023, the fair value of the shares to be issued is $4,686,005. As of March 31, 2023, 12,900,660 Class A shares have been issued to SDP sellers and 6,261,340 Class A shares are yet to be issued.

b. Stock based compensation

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period.

The outstanding stock options as of March 31, 2023, are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted average remaining life (years)
March 28, 2014	2.13	5,103	5,103	0.99
September 23, 2019	0.19	28,155	-	1.48
June 8, 2021	0.99	663,300	221,100	3.17
June 8, 2021	0.86	1,444,520	481,507	3.17
June 8, 2021	0.86	225,000	225,000	3.17
July 7, 2021	1.39	400,000	133,333	3.38
December 6, 2021	0.65	1,049,230	263,179	3.69
January 19, 2022	0.65	150,000	50,000	3.81
March 9, 2022	0.54	230,000	46,000	3.94
April 13, 2022	0.78	236,700	-	4.04
April 26, 2022	0.90	150,000	-	4.07
July 18, 2022	0.79	306,100	-	4.30
August 29, 2022	0.69	200,000	-	4.42
December 12, 2022	0.50	40,000	-	4.70
February 10, 2023	0.47	780,000	-	4.87
Total	0.79	5,908,108	1,425,222	3.71
26

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

A summary of the Company's changes to stock options are as follows:

	Number of options	Weighted Avg. Exercise Price
Balance as of February 28, 2022	4,277,032	0.78
Options exercised	(28,154)	0.19
Options expired	(101,290)	(0.34)
Options issued	1,525,350	0.12
Balance as of December 31, 2022	5,672,938	0.81
Options exercised	(147,400)	0.23
Options expired	(397,430)	(0.31)
Options issued	780,000	0.06
Balance as of March 31, 2023	5,908,108	$0.79

The Company recognized $345,524 of stock-based compensation for the quarter ended March 31, 2023 ($438,569 for the quarter ended March 31, 2022).

On February 10, 2023, the Company issued 780,000 options to two officers and three employees of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.47 per option. The fair value of the options was estimated on the date of the grant at $0.46 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 204%; expected dividend yield of 0%; risk-free interest rate of 3.17%; stock price of $0.47; and expected life of 5 years.

The outstanding warrants as of March 31, 2023, are as follows:

Grant date	Exercise price	Number of warrants	Number of vested warrants	Weighted Avg. Remaining Life (years)
November 11, 2021	0.86	199,804	199,804	0.62
February 15, 2022	0.55	542,431	542,431	1.88
February 15, 2022	0.70	7,749,000	7,749,000	1.88
Total	$0.70	8,491,235	8,491,235	1.85

A summary of the Company's warrants are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Balance as of February 28, 2022	11,732,373	0.79
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Warrants exercised and forfeited	(3,241,138)	(0.09)
Balance as of December 31, 2022	8,491,235	0.70
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Warrants exercised and forfeited	-	-
Balance as of March 31, 2023	8,491,235	0.70
27

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

14.  Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed elsewhere in the Company's consolidated financial statements, related party transactions are as follows.

During the quarter ended March 31, 2023, and 2022, the Company made payments to Advanced Strategic Associates, LLC ("Advanced"), a company owned and controlled by Michael Dalsin, a beneficial holder of more than 5% of our Common Shares, and Michael Dalsin individually an amount of $18,873(US $14,841) and $565,136 (US $452,000), respectively, for an aggregate amount of $584,009 (US $466,841). The consideration for Advanced and Mr. Dalsin providing services is related to acquisition structuring, due diligence, capital structuring, and corporate transactional advisory services. Aggregate compensation for the quarters ended March 31, 2023, and 2022 was $6,497 (US $4,941) and $577,512 (US $461,899), respectively. This expense was included within transaction costs.

During the quarters ended March 31, 2023, and 2022, the Company made payments to Marquette Partners, Inc. ("Marquette"), a company owned and controlled by Roger Greene, a beneficial holder of more than 5% of our Common Shares, and Roger Greene individually an amount of $33,233 (US $26,072) and $82,520 (US $66,000) respectively, for an aggregate amount of $115,753 (US $92,072). Aggregate compensation for the quarters ended March 31, 2023, and 2022 was $12,988 (US $9,879) and $102,765 (US $82,193), respectively. The consideration for Marquette and Mr. Greene providing advisory services related to strategic business acquisitions. This expense was included within transaction costs.

During the quarters ended March 31, 2023, and 2022, the Company made payments to Hedgehog Financial Corporation ("Hedgehog"), a company owned and controlled by Andrew Cross, the son of Leslie Cross, our Chairman of the Board and former Interim Chief Executive Officer, and a former employee of the Company, an aggregate sum of $110,443 (US $88,333) for the quarter ended March 31, 2022, in consideration for Hedgehog providing services related to acquisitions, due diligence, accounting, finance and other corporate support services. Compensation for the quarters ended March 31, 2023, and 2022 was $0 (US $0) and $110,443 (US $88,333 respectively. This expense was included within transaction costs.

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

	For the three months ended
	March 31, 2023	March 31, 2022
Consulting and professional fees	173,849	1,089,502
General expenses	284,922	109,618
Transaction costs	458,771	1,199,120

16. Cash and cash equivalents and restricted cash

Cash represents bank deposits at reputable banking institutions. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at the time of purchase. Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills. As of March 31, 2023, there are no cash equivalents presented on the balance sheet (December 31, 2022 - $nil).

Restricted cash on March 31, 2023, consisted of $1,353,000 (US $1,000,000) of cash held in escrow in connection with the anticipated acquisition of Biodex Medical Systems, Inc. (“Biodex”), as discussed in more detail in Notes 1 and 19. On April 3, 2023, the cash was released when the acquisition of Biodex closed.
28

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

17. Income Taxes

The Company has accounted for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts and respective tax bases of existing assets and liabilities, as well as net operating loss carryforwards and research and development credits. Valuation allowances are provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three months ended March 31, 2023, the Company recorded a current income tax provision of $36,250 for anticipated state income tax obligations and recognized no deferred income tax liability or recovery. For the three months ended March 31, 2022, the Company recorded a deferred income tax recovery of $114,110.

The primary factors impacting current tax provision for three months ended March 31, 2023, is the expected utilization of net operating losses to offset any current year tax liabilities, and a full valuation allowance against any associated net deferred tax assets.

18. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

Outside of the line of credit and debt disclosed in Note 11, the Company does not have any other financial commitments or contingencies.

19. Subsequent events

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business. The Purchase Agreement replaced the previously disclosed asset purchase agreement covering the same business that was first announced on August 15, 2022. The Company completed the Acquisition on April 3, 2023. The purchase agreement provides that the Company shall purchase all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of US $1,000,000 in cash, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is guaranteed by the Company and is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note.

On May 15, 2023, the Company entered into and completed the acquisition pursuant to a Stock Purchase Agreement with the owner of Arrowhead Medical, LLC ("Arrowhead") providing for the acquisition of all of the ownership interests of Arrowhead. The purchase price consideration consists of the issuance at closing of one million (1,000,000) shares of the Company's Class A common stock, which is convertible into the Company's Common Shares, subject to limitations on conversion which prevent conversion of Class A shares if the holder owns more than 500,000 shares of the Company's Common Shares, or if the holder owns more than 9,9% of the outstanding Common Shares of the Company. The purchase price also includes the assumption by the Company of approximately $250,000 in bank debt under Arrowhead's asset-based line of credit, and a contingent earnout payment equal to one share of Class A common stock for each one dollar (US $1.00) of EBITDA generated by the Arrowhead business over the two-year period following the closing date, up to a maximum of 2 million Class A shares.

In April 2023, pursuant to the earnout provisions of the acquisition agreement, the Company issued the Simbex sellers a total of 6,383,954 shares of common stock in the Simbex acquisition parent subsidiary, exchangeable for shares of the Company’s Class A common stock. The shares of Class A common stock are convertible into the Company’s Common Shares, subject to certain limits on conversion based on the number or percentage of Common Shares owned by each holder. As of May 15, 2023, the $4.4 million cash portion of the earnout consideration has not been paid by the Company. Under the terms of the Simbex acquisition agreement, the unpaid cash earnout payment accrues interest at the rate of 8% per annum.

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

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes. This quarterly report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, economic and competitive conditions, the successful integration of its acquisitions and realization of the expected benefits of such acquisitions, regulatory changes and other uncertainties, the general expansion of its business, and other statements which are not statements of current or historical facts.

The forward-looking statements contained in this quarterly report are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. Future developments affecting us may not be those that the Company have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond its control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in this Report as well as in the Company's Transition Report on Form 10-KT for the transition period ended December 31, 2022, all of which are difficult to predict. Should one or more of these risks or uncertainties materialize or should any of these assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under "Risk Factors" may not be exhaustive.

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

Currency

Financial information presented in this Report is presented in Canadian dollars, unless otherwise indicated. Unless otherwise indicated, all references to years are to the Company's fiscal year ended on the last calendar day of December.

OVERVIEW

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

On May 21, 2021, the Company acquired South Dakota Partners Inc. ("SDP"). SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES treatment, and PEMF and ultrasound therapy.

On September 30, 2021, the Company acquired Simbex, LLC ("Simbex"), a medical device and consumer health product design and development firm. Simbex offers both engineering services and commercialization strategy consulting for the Salona subsidiaries and other companies of all sizes.

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

On March 11, 2022, the Company acquired Mio-Guard, LLC, a Michigan based company engaged in the wholesale sale of sports medicine products in the mid-western, southern and central United States. Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over 50 sales representatives in the United States with a focus on the Midwest, South and Central United States and long-standing relationships with institutions ranging from high school to college to professional athletics.

On September 23, 2022, the Company acquired DaMar Plastics, Inc, a California based company that manufactures custom plastics. In addition to providing plastic injection molding parts to their customers, DaMar Plastics also offers several ancillary services, including but not limited to assembly, packaging and mold making. This business capability matches well with the electromedical, and assembly services offered by South Dakota Partners (SDP).

RECENT DEVELOPMENTS

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business. The Purchase Agreement replaces the previously disclosed asset purchase agreement covering the same business that was first announced on August 15, 2022. The Company completed the Acquisition on April 3, 2023. The purchase agreement provides that the Company shall purchase all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of US $1,000,000 in cash, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is guaranteed by the Company and is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note.

On May 15, 2023, the Company entered into and completed the acquisition pursuant to a Stock Purchase Agreement with the owner of Arrowhead Medical, LLC ("Arrowhead") providing for the acquisition of all of the ownership interests of Arrowhead. The purchase price consideration consists of the issuance at closing of one million (1,000,000) shares of the Company's Class A common stock, which is convertible into the Company's Common Shares, subject to limitations on conversion which prevent conversion of Class A shares if the holder owns more than 500,000 shares of the Company's Common Shares, or if the holder owns more than 9,9% of the outstanding Common Shares of the Company. The purchase price also includes the assumption by the Company of approximately $250,000 in bank debt under Arrowhead's asset based line of credit, and a contingent earnout payment equal to one share of Class A common stock for each one dollar (US $1.00) of EBITDA generated by the Arrowhead business over the two-year period following the closing date, up to a maximum of 2 million Class A shares.

In April 2023, pursuant to the earnout provisions of the acquisition agreement, the Company issued the Simbex sellers a total of 6,383,954 shares of common stock in the Simbex acquisition parent subsidiary, exchangeable for shares of the Company’s Class A common stock.  The shares of Class A common stock are convertible into the Company’s Common Shares, subject to certain limits on conversion based on the number or percentage of Common Shares owned by each holder. As of May 15, 2023, the $4.4 million cash portion of the earnout consideration has not been paid by the Company. Under the terms of the Simbex acquisition agreement, the unpaid cash earnout payment accrues interest at the rate of 8% per annum.

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

Amortization of acquired intangible assets. Amortization of acquired intangible assets reflects the amortization of intangible assets such as trademarks, non-compete agreements, intellectual property and customer base.

Interest expense. Interest expense consists primarily of the interest charged in connection with the line of credit facility, the term note, and the finance leases.

Foreign exchange gains and losses. Foreign exchange gains and losses result from the currency fluctuations as the Company's operations are primarily in the United States in US dollars, and its reporting currency used throughout this report is in Canadian dollars.

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue	$10,683,229	$8,668,415	$2,014,814	23%

Revenue increased by $2.0 million, or 23%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Sales increased $2.8 million as a result of acquisitions made since the three months ended March 31, 2022, and was offset by a decrease in sales in the ALG sales channel of $0.5 million and a reduction in the contract services businesses of $0.8 million. A favorable impact related to changes in foreign exchange rates increased sales by $0.5 million.

Cost of revenue

	Three months ended March 31,		Change
	2023	2022	$	%
Cost of revenue:
Direct service personnel	$1,825,755	$1,430,939	$394,816	28%
Direct material costs	$4,426,091	$3,715,608	$710,483	19%
Other direct costs	$335,524	$295,008	$40,516	14%
Total cost of revenue	6,587,370	5,441,555	1,145,815	21%

Total cost of revenue increased by $1.1 million, or 21%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to an increase in the sales volume driven by acquisitions made since the three months ended March 31, 2022.

Operating expenses

	Three months ended March 31,		Change
	2023	2022	$	%
Operating expenses:
Selling, general and administrative	$3,875,214	$2,573,552	$1,301,662	51%
Depreciation of property and equipment	184,264	69,123	115,141	167%
Amortization of right-of-use assets	381,833	86,425	295,408	342%
Amortization of intangible assets	350,546	214,981	135,565	63%
Total operating expenses	$4,791,857	$2,944,081	$1,847,776	63%

Selling, general and administrative increased by $1.3 million, or 51%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Expenses increased $0.7 million due to acquisitions made since the three months ended March 31, 2022, $0.5 million for an increase in infrastructure for the consolidated business operations, and $0.1 million for severance expense.

Depreciation of property and equipment increased by $0.1 million, or 167%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to the addition of assets from acquired businesses.

Amortization of right-of-use assets increased by $0.3 million, or 342%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to the addition of building leases resulting from acquired businesses.

Amortization of intangible assets increased by $0.1 million, or 63%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to the addition of assets resulting from acquired businesses.

Interest and other income and (expense)

	Three months ended March 31,		Change
	2023	2022	$	%
Interest expense	(278,086)	(120,454)	(157,632)	131%
Foreign exchange gain (loss)	1,528	(4,173)	5,701	137%
Other income	133	45	88	196%
Provision for impairment	-	(5,520,522)	5,520,522	-100%
Change in fair value of contingent consideration	(195,300)	5,853,701	(6,049,001)	-103%
Transaction costs	(458,771)	(1,199,120)	740,349	-62%

Interest expense increased by $0.2 million, or 131%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to additional lease liabilities related to acquired businesses.

Foreign exchange gain reduced by $0.0 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Other income increased by $0.0 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Provision for impairment decreased by $5.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. There was no provision for impairment in the three months ended March 31, 2023.

Change in fair value of contingent consideration decreased by $6.0 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease is due to changes in the likelihood of the acquisitions achieving certain earnout milestones and changes in the stock price for the stock component of the earnout payments.

Transaction costs decreased by $0.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease is a result of a reduction in costs associated with acquisitions, potential acquisitions and US and Canadian regulatory activity.

Income Tax Provision

	Three months ended March 31,		Change
	2023	2022	$	%
Income tax (provision) recovery	$(36,250)	$114,110	$(150,360)	(132%)

The Income tax benefit decreased by $0.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The provision of $0.04M for the quarter ended March 31, 2023, represents the anticipated state income tax obligations for the Company for the 2023 tax year.

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

If we are required to access the debt markets, we expect to be able to secure borrowing rates consistent with the market at that time. As part of our liquidity strategy, we will continue to monitor our current level of spending and cash use as well as our ability to secure additional credit facilities, term loans, or other similar arrangements in light of our spending levels and general financial market conditions.

Cash and cash equivalents including restricted cash were $3.7 million and $1.9 million as of March 31, 2023, and December 31, 2022, respectively. Restricted cash on March 31, 2023, consisted of $1.4 million (US $1 million) of cash held in escrow in connection with the anticipated acquisition of Biodex Medical Systems, Inc. (“Biodex”), as discussed in more detail in Notes 1 and 19. On April 3, 2023, the cash was released when the acquisition of Biodex closed.

Summary of Cash Flows

The following is a summary of our cash provided by (used in) operating, investing and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three Months ended March 31, 2023	March 31, 2022
Net cash used in operating activities	$(823,904)	$(1,224,698)
Net cash used in investing activities	(93,232)	(592,237)
Net cash provided by financing activities	2,577,566	4,551,984
Net increase in cash and cash equivalents and restricted cash	$1,660,430	$2,735,049

Operating Activities

We used net cash of $0.8 million for operating activities for the three months ended March 31, 2023. This cash flow was primarily used to ensure continued operation of the Company and capital-raising expenses.

Investing Activities

We used net cash of $.1 million for investing activities for the three months ended March 31, 2023. This decrease in cash flow reflects the funds used to acquire manufacturing equipment.

Financing Activities

We generated net cash of $2.6 million from financing activities for the three months ended March 31, 2023. The increase in cash was from net debt proceeds of $2.9 million, offset by lease payments of $0.3 million.

We have never paid a cash dividend on our capital stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (the "Board") and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Debt and Commitments

Our contractual obligations as of March 31, 2023, include debt of $0.7 million, a line of credit facility of $8.1 million, and lease obligations of $7.0 million reflecting the minimum commitments for our office and warehouse spaces. See Notes 11 and 12 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information on our debt and lease obligations, respectively, including the scheduled maturities and timing of cash payments related to these obligations.

There are obligations as of March 31, 2023, for future earnout consideration associated with completed acquisitions. As of March 31, 2023, these obligations are estimated to be settled with $2.9 million in stock and $4.4 million in cash payments. The Simbex earnout was due to be paid with stock of the Simbex acquisition parent subsidiary and cash in the month of April 2023. In April 2023, the Company issued the sellers a total of 6,383,954 shares of common stock in the Simbex acquisition parent subsidiary, exchangeable for shares of the Company’s Class A common stock. The shares of Class A common stock are convertible into the Company’s Common Shares, subject to certain limits on conversion based on the number or percentage of Common Shares owned by each holder. As of May 15, 2023, the $4.4 million cash portion of the earnout consideration has not been paid by the Company. Under the terms of the Simbex acquisition agreement, the unpaid cash earnout payment accrues interest at the rate of 8% per annum. Although management has been in discussions with the Simbex sellers to modify and extend the payment date for the cash earnout payment, there can be no assurances that any agreement will be reached in this regard or that the Simbex sellers may not take legal action to collect this obligation, which could result in significant legal costs and efforts to defend such claims.  See Note 4 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding acquisitions, and “Recent Developments” above.

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business.  The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) the closing payment to the Sellers of US $1 million in cash was made on April 3, 2023, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is guaranteed by the Company and is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note.

The Company has been in discussions to raise funds through equity and debt financings . As the Company's funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the unaudited interim condensed consolidated financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the unaudited interim condensed consolidated financial statements that substantial doubt exists as those plans are not completely within the control of management.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, allowance for doubtful accounts, provisions for inventory and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

See Note 3 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for additional details regarding the accounting policies we believe to be critical to the judgments and estimates used in the preparation of our unaudited interim condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 3 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for additional details regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. As of March 31, 2023, our cash and cash equivalents and restricted cash were $3,696,717 as compared to $1,928,464 as of December 31, 2022. Our financial debts have variable fixed rates of interest and as a result, the Company is exposed to interest rate risk on the line of credit ($8,081,745), short-term debt ($198,274) and long-term debt ($531,621) which could negatively impact the Company's cash position and result of operations in future periods should interest rates rise.

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

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer concluded as of March 31, 2023, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in "Part I. Item 1A. Risk Factors" in our Transition Report on Form 10-KT for the transition period ended December 31, 2022.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description
2.1

Stock Purchase Agreement, dated as of March 15, 2023, by and among Mirion Technologies (US), Inc. Biodex Rehab Systems, LLC and Salona Global Medical Systems Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K, filed on March 21, 2023).

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

Date: May 15, 2023

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Dennis Nelson
Name: Dennis Nelson Title: Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: May 15, 2023