Form 10-Q
period 2023-06-30
Salona Global Medical Device Corp
filed 2023-08-14
CIK 1617765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-266806

SALONA GLOBAL MEDICAL DEVICE CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(I.R.S. Employer Identification Number)	(State or other jurisdiction of incorporation or organization)

49 Natcon Drive, Shirley, NY	11967
(Address of principal executive offices)	Zip Code

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

Yes ☐ No ☒

As of August 10, 2023 (latest practicable date), 56,423,092 common shares, no par value, and 21,378,799 Class A shares, no par value, were outstanding.

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

For the Three and Six Months Ended June 30, 2023, and June 30, 2022

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Interim Condensed Consolidated Balance Sheets
As of June 30, 2023, (unaudited) and December 31, 2022 (audited)
(In Canadian Dollars, unless specified otherwise)

	Note	June 30, 2023	December 31, 2022
Assets

Cash and cash equivalents	16	$1,398,103	$1,928,464
Accounts receivable, net	5	10,980,119	6,353,275
Inventories, net	7	13,348,620	8,102,626
Prepaid expenses and other receivables	18	1,811,923	216,489
Total current assets		27,538,765	16,600,854
Security deposit	12	595,857	566,198
Long-term accounts receivable	5	141,668	189,616
Long-term prepaid expenses and other receivables		436,614	441,025
Property and equipment, net	8	3,942,998	3,399,898
Right-of-use assets, net	12	11,668,572	7,781,300
Intangible assets, net	9	10,584,239	9,376,162
Goodwill	4	15,251,230	13,695,194
Total assets		$70,159,943	$52,050,247

Liabilities and Stockholders' Equity
Liabilities
Line of credit	11	8,434,492	5,162,711
Accounts payable and accrued liabilities	10	10,097,527	6,641,181
Current portion of debt	11	9,033,918	195,489
Current portion of lease liability	12	1,565,326	847,253
Other liabilities	10	4,013,413	1,807,702
Obligation for payment of earn-out consideration	4	12,729,714	15,506,531
Total current liabilities		45,874,390	30,160,867
Debt, net of current portion	11	741,238	574,515
Lease liability, net of current portion	12	7,726,691	5,983,333
Total liabilities		$54,342,319	$36,718,715

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 56,423,092 shares issued and outstanding as of June 30, 2023 (December 31, 2022 - 53,707,780)
	13	39,610,457	38,767,442
Class A shares; no par value, unlimited shares authorized; 21,378,799 shares issued and outstanding as of June 30, 2023 (December 31, 2022 - 3,403,925)	13	12,542,088	1,800,064
Common stock to be issued: 368,500 shares to be issued as of June 30, 2023 (December 31, 2022 - nil)	13	103,180	-
Class A shares to be issued: 6,261,340 Class A shares to be issued as of June 30, 2023 (December 31, 2022 - 19,019,000)	13	4,696,005	14,264,250
Additional paid-in-capital	13	9,154,765	8,072,610
Accumulated other comprehensive income		1,751,002	1,688,452
Deficit		(52,039,873)	(49,261,286)
Total stockholders' equity		$15,817,624	$15,331,532
Total liabilities and stockholders' equity		$70,159,943	$52,050,247
Basis of presentation and going concern (Note 2)
Contingencies (Note 19)
Subsequent events (Note 20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless specified otherwise)

		For the 3 months ended		For the 6 months ended
	Note	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	6	$16,575,075	$9,761,145	$27,258,304	$18,429,560
Cost of revenue
Direct service personnel		1,652,004	1,443,458	3,477,759	2,874,397
Direct material costs		8,964,709	4,837,017	13,390,800	8,552,625
Other direct costs		325,947	204,513	661,471	499,521
Total cost of revenue		10,942,660	6,484,988	17,530,030	11,926,543
Gross margin		5,632,415	3,276,157	9,728,274	6,503,017
Operating expenses
Selling, general, and administrative		6,966,370	3,151,147	10,841,584	5,724,699
Depreciation of property and equipment	8	265,066	71,817	449,330	140,940
Amortization of right-of-use assets	12	540,308	83,611	922,141	170,036
Amortization of intangible assets	9	350,553	249,029	701,099	464,010
Total operating expenses		8,122,297	3,555,604	12,914,154	6,499,685
Net operating (loss) gain		(2,489,882)	(279,447)	(3,185,880)	3,332
Interest expense		(454,446)	(114,763)	(732,532)	(235,217)
Foreign exchange gain (loss)		2,990	240	4,518	(3,933)
Other income	18	815,428	3	815,561	48
Provision for impairment	4	-	(7,391)	-	(5,527,913)
Change in fair value of earnout consideration	4	1,165,697	(2,451,600)	1,165,697	(2,451,600)
Change in fair value of contingent consideration	4	(77,795)	(459,693)	(273,095)	5,394,008
Transaction costs	15	(75,541)	(369,289)	(534,312)	(1,568,409)
Net loss before taxes		$(1,113,549)	$(3,681,940)	$(2,740,043)	$(4,389,684)
Provision for income taxes	17	(2,294)	31,607	(38,544)	145,717
Net loss		(1,115,843)	(3,650,333)	(2,778,587)	(4,243,967)
Other comprehensive loss
Foreign currency translation gain (loss)		104,993	(28,965)	62,550	668,004
Comprehensive loss		$(1,010,850)	$(3,679,298)	$(2,716,037)	$(3,575,963)
Net loss per share
Basic and diluted		(0.02)	(0.07)	(0.04)	(0.08)
Weighted average number of common stock and Class A shares outstanding		73,949,654	52,882,328	68,178,999	50,742,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
For the three and six months ended June 30, 2023, and 2022

(In Canadian Dollars, unless specified otherwise)

	Common stock		Common stock to be issued		Class A Shares		Class A shares to be issued			Accumulated
									Additional	other
									paid-in-	comprehensive
	Number	Amount $	Number	Amount $	Number	Amount $	Number	Amount $	capital $	income $	Deficit $	Total $
Balance - March 31, 2022	52,539,162	38,046,097	-	-	1,355,425	480,479	-	-	6,985,107	1,244,142	(33,747,209)	13,008,616
Stock based compensation	-	-	-	-	-	-	-	-	489,089	-	-	489,089
Shares issued on exercise of options	28,154	8,426	-	-	-	-	-	-	(3,097)	-	-	5,329
Shares issued on exercise of warrants	454,817	229,598	-	-	-	-	-	-	(13,645)	-	-	215,953
Shares to be issued related to acquisition of SDP	-	-	-	-	-	-	19,162,000	14,371,500	-	-	-	14,371,500
Shares issued related to acquisition of SDP	-	-	-	-	143,000	107,250	(143,000)	(107,250)	-	-	-	-
Class A shares exchanged for common shares	143,000	107,250	-	-	(143,000)	(107,250)	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(28,965)	-	(28,965)
Net loss from the period	-	-	-	-	-	-	-	-	-	-	(3,650,333)	(3,650,333)
Balance - June 30, 2022	53,165,133	38,391,371	-	-	1,355,425	480,479	19,019,000	14,264,250	7,457,454	1,215,177	(37,397,542)	24,411,189

Balance December 31, 2021	44,790,162	36,552,873	-	-	1,355,425	480,479	-	-	4,334,251	547,173	(33,153,575)	8,761,201
Stock based compensation	-	-	-	-	-	-	-	-	927,658	-	-	927,658
Shares issued on exercise of options	28,154	8,426	-	-	-	-	-	-	(3,097)	-	-	5,329
Shares issued on exercise of warrants	454,817	229,598	-	-	-	-	-	-	(13,645)	-	-	215,953
Shares issued on financing, net	7,749,000	2,253,482	-	-	-	-	-	-	2,008,468	-	-	4,261,950
Share issuance costs	-	(760,258)	-	-	-	-	-	-	203,819	-	-	(556,439)
Shares to be issued related to acquisition of SDP	-	-	-	-	-	-	19,162,000	14,371,500	-	-	-	14,371,500
Shares issued related to acquisition of SDP	-	-	-	-	143,000	107,250	(143,000)	(107,250)	-	-	-	-
Class A shares exchanged for common shares	143,000	107,250	-	-	(143,000)	(107,250)	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	668,004	-	668,004
Net loss from the period	-	-	-	-	-	-	-	-	-	-	(4,243,967)	(4,243,967)
Balance - June 30, 2022	53,165,133	38,391,371	-	-	1,355,425	480,479	19,019,000	14,264,250	7,457,454	1,215,177	(37,397,542)	24,411,189

Balance - March 31, 2023	54,151,709	38,970,199	147,400	47,168	15,717,656	11,097,512	6,261,340	4,696,005	8,472,908	1,646,009	(50,924,030)	14,005,771
Share based compensation	-	-	-	-	-	-	-	-	391,572	-	-	391,572
Shares issued on exercise of options	147,400	47,168	(147,400)	(47,168)	-	-	-	-	-	-	-	-
Shares issued for settlement of liabilities	337,524	84,381	-	-	-	-	-	-	114,714	-	-	199,095
Shares issued related to Simbex agreement	-	-	-	-	6,383,952	1,819,426	-	-	-	-	-	1,819,426
Shares issued related to ALG agreement	-	-	-	-	432,150	142,610	-	-	-	-	-	142,610
Shares issued related to Arrowhead agreement	-	-	-	-	1,000,000	270,000	-	-	-	-	-	270,000
Class A shares exchanged for common shares	1,786,459	508,709	368,500	103,180	(2,154,959)	(787,460)	-	-	175,571			-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	104,993	-	104,993
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,115,843)	(1,115,843)
Balance - June 30, 2023	56,423,092	39,610,457	368,500	103,180	21,378,799	12,542,088	6,261,340	4,696,005	9,154,765	1,751,002	(52,039,873)	15,817,624

Balance - December 31, 2022	53,707,780	38,767,442	-	-	3,403,925	1,800,064	19,019,000	14,264,250	8,072,610	1,688,452	(49,261,286)	15,331,532
Share based compensation	-	-	-	-	-	-	-	-	737,096	-	-	737,096
Shares issued on exercise of options	147,400	47,168	-	-	-	-	-	-	(13,266)	-	-	33,902
Shares issued related to acquisition of SDP	-	-	-	-	12,757,660	9,568,245	(12,757,660)	(9,568,245)	-	-	-	-
Shares issued for settlement of liabilities	337,524	84,381	-	-	-	-	-	-	114,714	-	-	199,095
Shares issued related to Simbex agreement	-	-	-	-	6,383,952	1,819,426	-	-	-	-	-	1,819,426
Shares issued related to ALG agreement	-	-	-	-	432,150	142,610	-	-	-	-	-	142,610
Shares issued related to Arrowhead agreement	-	-	-	-	1,000,000	270,000	-	-	-	-	-	270,000
Class A shares exchanged for common shares	2,230,388	711,466	368,500	103,180	(2,598,888)	(1,058,257)	-	-	243,611	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	62,550	-	62,550
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(2,778,587)	(2,778,587)
Balance - June 30, 2023	56,423,092	39,610,457	368,500	103,180	21,378,799	12,542,088	6,261,340	4,696,005	9,154,765	1,751,002	(52,039,873)	15,817,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION Unaudited Interim Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless specified otherwise)
		For the six months ended
	Note	June 30, 2023	June 30, 2022
Operating activities
Net loss		$(2,778,587)	$(4,243,967)
Non-cash items:
Depreciation and amortization	8,9,12	2,072,570	774,986
Interest accretion on lease liability	12	276,810	118,498
Stock based compensation	13	737,096	927,658
Change in fair value of contingent consideration	4	273,095	(5,394,008)
Change in fair value of earn-out consideration	4	(1,165,697)	2,451,600
Loss on disposal of property and equipment	8	23,127	-
Deferred income tax recovery	17	-	(145,717)
Provision for impairment		-	5,527,913
Changes in operating assets and liabilities:
Accounts receivable		(4,386,591)	492,481
Prepaid expenses and other receivables		(1,337,822)	(366,756)
Inventories		2,026,942	(1,726,096)
Long-term accounts receivable		47,948	-
Long-term prepaid expenses and other receivables		4,411	-
Accounts payable and accrued liabilities		2,384,861	1,179,609
Other liabilities		(98,999)	1,111,764
Net cash (used in) provided by operating activities		(1,920,836)	707,965

Investing activities
Cash received on acquisition of Mio-Guard	4	-	3,363
Cash received on acquisition of Arrowhead	4	28,217	-
Acquisition of property and equipment	8	(135,710)	(65,366)
Acquisition of intellectual property	9	-	(235,228)
Acquisition of Mio-Guard	4	-	(572,400)
Acquisition of Biode	4	(1,343,800)	-
Net cash used in investing activities		(1,451,293)	(869,631)

Financing activities
Proceeds from term debt, net	11	193,202	(83,207)
Proceeds from line of credit, net	11	2,944,678	111,801
Proceeds from exercise of broker warrants		-	215,953
Proceeds from issuance of shares		-	4,261,950
Share issuance costs		-	(556,439)
Proceeds from exercise of stock options	13	33,902	5,329
Lease payments	12	(824,092)	(259,190)
Net cash provided by financing activities		2,347,690	3,696,197

Effect of foreign exchange rates on cash and cash equivalents		494,078	11,043
(Decrease) increase in cash and cash equivalents		(1,024,439)	3,534,531
Cash and cash equivalents, opening		1,928,464	4,466,230
Cash and cash equivalents, closing		$1,398,103	$8,011,804

Supplementary information:
Interest paid		455,722	116,719
Income taxes paid		38,544	29,753
Shares issued for settlement of liabilities		199,095	-
Promissory note issued for acquisition		8,717,133	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
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

The Company was incorporated under the Canada Business Corporations Act on September 17, 2013. The common shares trade on the TSXV under the symbol "SGMD." The registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario and the headquarters are located at 49 Natcon Drive, Shirley, NY, 11967.

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

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc. ("Biodex"), which consists principally of the Biodex Physical Medicine business. The Purchase Agreement replaced the previously disclosed asset purchase agreement covering the same business that was first announced on August 15, 2022. The Company completed the Acquisition on April 3, 2023. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of US $1,000,000 in cash, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note described in Note 11 and the subsequent events.

On May 15, 2023, the Company entered into and completed the acquisition pursuant to a Stock Purchase Agreement with the owner of Arrowhead Medical, LLC ("Arrowhead") providing for the acquisition of all of the ownership interests of Arrowhead. The purchase price consideration consisted of the issuance at closing of one million (1,000,000) shares of the Company's Class A common stock, which is convertible into the Company's Common Shares, subject to limitations on conversion which prevent conversion of Class A shares if the holder owns more than 500,000 shares of the Company's Common Shares, or if the holder owns more than 9.9% of the outstanding Common Shares of the Company. The purchase price also included the assumption by the Company of approximately $444,930 (US $329,896) in bank debt under Arrowhead's asset-based line of credit, and a contingent earnout payment equal to one share of Class A common stock for each one dollar (US $1.00) of EBITDA generated by the Arrowhead business over the two-year period following the closing date, up to a maximum of 2 million Class A shares.

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
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

Functional and presentation currency

These unaudited interim condensed consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its subsidiaries Inspira Financial Company, Inspira SaaS Billing, Inc. (inactive), 1077863 B.C., Ltd, Simbex, LLC, ALG Health Plus, LLC, SDP, DaMar Plastics Manufacturing, Inc., Mio-Guard, LLC, Biodex Medical Systems, Inc., Arrowhead Medical, LLC, and the wholly owned holding company subsidiaries noted below is US dollars.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the unaudited interim condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of June 30, 2023. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited interim condensed consolidated financial statements are issued.

To alleviate these conditions, the Company is currently in the process of potentially raising funds through a debt financing and a subsequent public offering in the United States. As the Company's funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all. These conditions, along with the matters noted above, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the unaudited interim condensed consolidated financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the unaudited interim condensed consolidated financial statements that substantial doubt exists as those plans are not completely within the control of management. These unaudited interim condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and condensed consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company, Mio-Guard, LLC ("Mio-Guard"), DaMar Plastics Manufacturing, Inc. ("DaMar"), Biodex Medical Systems, Inc. (“Biodex”), Arrowhead Medical, LLC (“Arrowhead”) and 1077863 B.C., Ltd. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Parent Acquisition I Corporation, Simbex Acquisition I Corporation, Mio-Tech Parent LLC, DaMar Acquisition Company, and Biodex Rehab Systems, LLC. The Company owns 100% of all its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

b) Basis of measurement

The unaudited interim condensed consolidated financial statements of the Company have been prepared on a historical cost basis except contingent consideration and earnout consideration which are carried at fair value.
8

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

c) Use of estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, current expected credit loss provision, provisions for inventory, valuation allowance for deferred tax assets, the purchase price accounting of the businesses that the Company has acquired, including the acquisition date fair value of the identifiable assets and liabilities acquired, the fair value of contingent consideration as well as the associated remeasurement of earnouts, and assessment of going concern. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of June 30, 2023, the Company has one segment, healthcare operations, which includes production, design, development, and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expenses from this segment are disclosed in the unaudited interim condensed consolidated balance sheets and statements of operations and comprehensive loss.

e) Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, security deposit, accounts payable and accrued liabilities, line of credit, debt, obligation for payment of earn-out consideration, lease liability and other liabilities.

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

The carrying amounts reported in the unaudited interim condensed consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization, low risk of counterparty default and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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
For the three and six months ended June 30, 2023, and 2022
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

As of June 30, 2023, and December 31, 2022, respectively, the Company did not identify any financial assets and liabilities other than obligation for payment of earnout consideration resulting from the Simbex, ALG, DaMar, Arrowhead and Mio-Guard acquisitions, that would be required to be presented on the unaudited interim condensed consolidated balance sheet at fair value.

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

SDP, Mio-Guard, DaMar, Health Plus, Biodex and Arrowhead recognize revenue at a point-in-time upon transfer of control of goods to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company received or expects to receive in exchange for the goods. Simbex recognizes its revenue over time as it meets its milestones and performs its obligations as agreed upon in its contracts with its customers. Payment received prior to the delivery of service is classified as "unearned customer deposits," and "unearned revenues."

For sales contracts with terms of more than one year, the Company recognizes any significant financing component as revenue over the contractual period using the effective interest method, and the associated interest income is reflected accordingly on the unaudited interim condensed consolidated statements of operations and comprehensive loss and included in other income. Provisions for discounts, returns and other adjustments are provided for the period in which the related sales are recorded. The Company has concluded that it is the principal in its revenue arrangements because it controls the goods or services before transferring them to the customer.

10

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
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
For the three and six months ended June 30, 2023, and 2022
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

Asset	Life
Machinery and equipment	3 - 10 years
Computer equipment and software	3 - 5 years
Furniture and fixtures	7 - 10 years
Leasehold improvements	Over the lease period
Land improvements	Over the lease period
Tooling	5 - 7 years
Vehicles	4 - 5 years

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
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

n) Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review on June 30, 2023, the Company believes there was no impairment of its long-lived assets.

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

q) Basic and Diluted Earnings Per Share

The Company has adopted the ASC 260-10 which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company's common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as of June 30, 2023.
13

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
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

t) Employee Retention Credit

In accordance with the ERC program, a company is eligible for an ERC if, due to the COVID-19 pandemic, there has been a significant decline in gross receipts in the current year as compared with 2019 gross receipts, or a full or partial shutdown based on a governmental order. The ERC is computed based on a percentage of qualified wages (including qualified health insurance expenses) incurred during the year, with a maximum annual credit per employee.

Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of loan, an income tax credit or revenue from a contract with a customer, the Company determined the appropriate accounting treatment by analogy to other guidance. The Company’s policy is to account for the ERC as a grant using guidance analogous to government grants found in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the ERC is recognized and recorded as other income in the unaudited interim condensed consolidated statements of operations and comprehensive loss when there is reasonable assurance that the Company will comply with the conditions attached to the grant and the ERC will be received.

u) Share purchase warrants

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

For the periods ended June 30, 2023, and December 31, 2022, respectively, the Company concluded based on the above mentioned that the issued investor warrants, and broker warrants met the criteria for equity classification in accordance with ASC 815-40 and therefore were classified under equity. The fair value of those warrants is determined by using Black Scholes valuation model on the date of issuance. The relative fair value method is applied to allocate gross proceeds from equity financing into its shares and warrants portion respectively. Those costs directly contributable to equity financing are accounted for as a reduction under stockholders' equity.
14

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

v) Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

w) Recently issued pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2022, as amended by ASU No. 2019-10, and interim periods within those periods, and early adoption is permitted. The Company adopted ASU 2016-13 as of January 1, 2023, and the adoption did not have a material effect on the unaudited interim condensed consolidated financial statements.

15

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
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

4. Acquisitions

South Dakota Partners Inc. ("SDP") Purchase Price

The Company completed the purchase of all of the capital stock of South Dakota Partners Inc. (SDP), under the Purchase Agreement dated May 21, 2021. Under the Purchase Agreement, Salona acquired the manufacturer specializing in medical devices, full electronics box builds, printed circuit board assemblies, electrodes, drug delivery and many other products involving electronics, electro-mechanical assemblies, and various types of material conversion. The acquisition included all of the current customers, contract rights, inventory, equipment, workforce, and manufacturing infrastructure. At the time of the transaction, there were no material relationships between the seller and Salona or any of its affiliates, or any director or officer of Salona, or any associate of any such officer or director. As consideration, the Company agreed to issue 19,162,000 non-voting class "A" shares of common stock valued at $12,340,570 subject to earn-out adjustments, including revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all of the assets and liabilities of SDP.

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
For the three and six months ended June 30, 2023, and 2022
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

As of May 31, 2022, SDP concluded its earn-out period and met both the revenue and adjusted net asset threshold requirements to receive its full 19,162,000 non-voting "Class A" shares of common stock. As such, this obligation has been removed from the liability section of the consolidated balance sheet as a contingent liability (as shown on the February 28, 2022, Consolidated Balance Sheet) and has been moved to the equity section as Class A shares to be issued. As of May 31, 2022, the date of issuance, the fair value of the 19,162,000 shares was $14,371,500 (fair value as of December 31, 2022, was $11,919,900).

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

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Health Plus's and ALG's business arrangement achieving certain milestones. The fair value of the contingent consideration liability on November 29, 2021, and February 28, 2022, was estimated to be nil and as such, no contingent liability was recorded on the date of the agreement was executed. As of June 30, 2023, as a result of new arrangements, the fair value of the contingent consideration liability is estimated to be $155,574.

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

On April 11, 2023, 388,935 Class A shares were issued to one key individual at ALG at a fair market price of $0.33 per share for achieving a revenue milestone as described in the agreement. No cash was received as consideration for these shares.

On April 11, 2023, 43,215 Class A shares were issued to one key individual at ALG at a fair market price of $0.33 per share for achieving a revenue milestone as described in the agreement. No cash was received as consideration for these shares.

17

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
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
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

On December 31, 2022, Simbex concluded the earn-out period and met the requirements to receive its full earnout consideration consisting of cash and 6,383,952 Class A shares valued at $0.45/share on the commencement of the earnout period. On May 19, 2023, the 6,383,952 Class A shares were issued to the former owners of Simbex at a fair market price of $0.29 per share fulfilling the Company’s stock earnout obligation. The $1,165,697 change in fair value of the Class A shares was taken as income on the unaudited interim condensed consolidated statement of operations and comprehensive loss. The number of shares were allocated to the previous owners based on their percentage of ownership on the date of sale.  As of June 30, 2023, the $4,303,000 cash component remains unpaid and is still outstanding on the unaudited interim condensed consolidated balance sheet as  obligation for payment of earnout consideration and accrues interest.

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
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

The contingent consideration liability represents potential future earnout payments to the sellers of Mio-Guard that are contingent on Mio-Guard's business achieving certain milestones. Certain Mio-Guard management was retained post-acquisition and will receive a portion of the potential future earnout payments as earned. The fair value of the contingent consideration liability of $1,166,465 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of June 30, 2023, the fair value of the contingent consideration liability is $1,198,999. The change in the fair value of the contingent consideration liability from December 31, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

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
For the three and six months ended June 30, 2023, and 2022
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

The contingent consideration liability represents potential future earnout payments to the sellers of DaMar that are contingent on DaMar's business achieving certain milestones. Certain DaMar management was retained post-acquisition and will receive a portion of the potential future earnout payments if earned. The fair value of the contingent consideration liability of $3,624,286 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of June 30, 2023, the fair value of the contingent consideration liability is $6,994,321. The change in the fair value of the contingent consideration liability from December 31, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

On December 31, 2022, the Company reviewed its assessment of the fair value of goodwill from the DaMar acquisition and noted no impairment to Goodwill.

Biodex Medical Systems, Inc. ("Biodex")

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business. The Company completed the Acquisition on April 3, 2023. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of $10,060,933 (US $8 million) in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment. The following was paid as consideration on the date of acquisition:

Cash consideration	$1,343,800
Promissory note	8,717,133
Total Consideration	$10,060,933

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

Security deposit	$43,002
Prepaids and other receivables	257,610
Inventory	7,008,337
Property and equipment, net	907,544
Right-of-use assets, net	3,307,975
Intangible assets and goodwill	2,498,883
Accounts payable and other assumed liabilities	(542,911)
Other liabilities	(1,948,775)
Lease liability	(1,470,732)
Total adjusted purchase price	$10,060,933

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Goodwill (including workforce)	$859,447
Brand and Trademarks	806,280
Customer Relationships	833,156
Total identifiable intangible assets including goodwill	$2,498,883

Since acquisition, Biodex has generated $6,014,838 of revenue and has generated a loss before tax of $1,006,280. These amounts are included in the unaudited interim condensed consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Biodex’s revenue would have been $10,561,247 and loss before tax would have been $1,885,074. If the combination had taken place at the beginning of the year, consolidated revenues would have been $37,819,551 and consolidated losses before tax would have been $4,625,117. The pro forma unaudited results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Arrowhead Medical, LLC ("Arrowhead")

On May 15, 2023, the Company entered into and completed the acquisition pursuant to a Stock Purchase Agreement with the owner of Arrowhead Medical, LLC ("Arrowhead") providing for the acquisition of all of the ownership interests of Arrowhead. The purchase price consideration consists of the issuance at closing of one million (1,000,000) shares of the Company's Class A common stock, which is convertible into the Company's Common Shares, subject to limitations on conversion which prevent conversion of Class A shares if the holder owns more than 500,000 shares of the Company's Common Shares, or if the holder owns more than 9.9% of the outstanding Common Shares of the Company. The purchase price also includes the assumption by the Company of approximately $444,930 (US $329,896) in bank debt under Arrowhead's asset-based line of credit, and a contingent earnout payment equal to one share of Class A common stock for each one dollar (US $1.00) of EBITDA generated by the Arrowhead business over the two-year period following the closing date, up to a maximum of 2 million Class A shares.

Stock issued at closing (1,000,000 Class A Shares in the Company)	$269,794
Contingent earnout consideration	77,820
Total Consideration	$347,614

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

Cash	$28,217
Accounts receivable	240,255
Inventory	264,600
Property and equipment	59,698
Right-of-use assets	822,558
Intangible assets and goodwill	966,029
Accounts payable and other assumed liabilities	(503,588)
Other liabilities	(262,667)
Bank loan	(444,930)
Lease liability	(822,558)
Total adjusted purchase price	$347,614

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Goodwill (including workforce)	$696,289
Non-Competes	269,740
Total identifiable intangible assets including goodwill	$966,029

The contingent consideration liability represents potential future earnout payments to the sellers of Arrowhead that are contingent on Arrowhead’s business achieving certain milestones. Certain Arrowhead management was retained post-acquisition and will receive a portion of the potential future earnout payments as earned. The fair value of the contingent consideration liability of $77,820 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of June 30, 2023, the fair value of the contingent consideration liability is $77,820.

Since acquisition, Arrowhead has generated $677,508 of revenue and has generated net earnings before tax of $18,248. These amounts are included in the unaudited interim condensed consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Arrowhead’s revenue would have been $2,048,907 and profit before tax would have been $11,595. If the combination had taken place at the beginning of the year, consolidated revenues would have been $29,307,211 and consolidated losses before tax would have been $2,728,448. The pro forma unaudited results include estimates and assumptions which management believes are reasonable. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

5. Accounts receivable

	June 30, 2023	December 31, 2022

Trade accounts receivable	11,173,067	6,426,616
Allowance for doubtful accounts	(192,948)	(73,341)
Long-term accounts receivable	141,668	189,616
Total accounts receivable	11,121,787	6,542,891

6. Disaggregation of revenues

During the three and six months ended June 30, 2023, $14,405,275 and $22,540,467 of the sales revenue were earned from "point-in-time" revenue respectively ($6,878,727, and $12,286,232 for the three and six months ended June 30, 2022) and $2,169,800 and $4,717,837 of the sales revenue were earned "over-a-period" of time respectively ($2,882,418 and $6,143,328 for the three and six months ended June 30, 2022).

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

21

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

	June 30, 2023	December 31, 2022
Raw materials	$11,124,622	$6,414,482
Work in progress	526,236	771,507
Finished goods	495,600	170,198
Trading goods	1,202,162	746,439
Total	$13,348,620	$8,102,626

8. Property and equipment

Cost	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Disposal	Translation	June 30, 2023
Machinery and equipment	$3,371,161	$415,344	$3,786,505	$135,710	$-	$(84,208)	$3,838,007
Computer equipment and software	272,031	6,323	278,354	-	(2,457)	(6,156)	269,741
Furniture and fixtures	63,672	1,050	64,722	-	(23,254)	(1,035)	40,433
Land improvements	24,186	-	24,186	-	-	(543)	23,643
Leasehold improvements	146,451	415,561	562,012	-	-	(9,409)	552,603
Tooling	-	78,981	78,981	-	-	(1,164)	77,817
Vehicles	-	49,983	49,983	-	-	(915)	49,068
Total	$3,877,501	$967,242	$4,844,743	$135,710	$(25,711)	$(103,430)	$4,851,312

Accumulated depreciation	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Disposal	Translation	June 30, 2023
Machinery and equipment	$411,654	$-	$411,654	$359,018	$-	$(15,553)	$755,119
Computer equipment and software	38,092	-	38,092	32,535	(369)	(1,058)	69,200
Furniture and fixtures	2,868	-	2,868	3,271	(2,215)	2,094	6,018
Land improvements	1,209	-	1,209	1,143	-	(47)	2,305
Leasehold improvements	23,780	-	23,780	7,512	-	(665)	30,627
Tooling	-	-	-	10,076	-	(177)	9,899
Vehicles	-	-	-	35,775	-	(629)	35,146
Total	$477,603	$-	$477,603	$449,330	$(2,584)	$(16,035)	$908,314

Net Book Value	$3,399,898						$3,942,998

9. Intangible assets

Cost	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Disposal	June 30, 2023
Tradename - Trademarks	$1,801,579	$806,280	$2,607,859	$-	$-	$2,607,859
Intellectual Property	564,024	-	564,024	-	-	564,024
Customer Base	7,005,491	833,156	7,838,647	-	-	7,838,647
Non-Competes	1,390,692	269,740	1,660,432	-	-	1,660,432
Total	$10,761,786	$1,909,176	$12,670,962	$-	$-	$12,670,962

Accumulated Amortization	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Disposal	June 30, 2023
Tradename - Trademarks	$427,176	-	$427,176	$229,917	$-	$657,093
Intellectual Property	151,378	-	151,378	60,282	-	211,660
Customer Base	525,925	-	525,925	259,106	-	785,031
Non-Competes	281,145	-	281,145	151,794	-	432,939
Total	$1,385,624	$-	$1,385,624	$701,099	$-	$2,086,723

Net Book Value	$9,376,162					$10,584,239
22

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

10. Accounts payable and accrued liabilities

	June 30, 2023	December 31, 2022

Accounts payable	$8,182,527	$5,269,323
Accrued liabilities	1,915,000	1,371,858
Other liabilities	4,013,413	1,807,702
Total	$14,110,940	$8,448,883

Other liabilities include unearned customer deposits and unearned revenues totaling $1,964,802 (December 31, 2022: $1,549,729). Additional other liabilities include $1,949,788 for amounts owed in connection with the Biodex acquisition that are payable at different times through 2023 based on the nature of the amount owed ($nil as of December 31, 2022).

11. Line of credit and debt

On June 9, 2021, the Company through SDP entered into a Loan and Security Agreement. The line of credit facility, is with Pathward National Association ("Pathward") (formerly, Crestmark), whereby the Company, through SDP, may borrow up to US$5,400,000. Borrowings bear interest at 4% or prime +0.75% per annum, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by its entire $4,684,783 (US $3,538,325) of inventory and $4,535,527 (US $3,425,625) of accounts receivable of SDP and not the Parent or any other subsidiary. As of June 30, 2023, the balance outstanding under the agreement was $6,021,767 (US $4,548,161) (December 31, 2022 - $5,162,711 (US $3,811,807)).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to June 30, 2023, the Company was in compliance with the financial covenant.

On January 13, 2023, three operating subsidiaries of the Company, DaMar, Mio-Guard, and Simbex entered into a Loan and Security Agreement and related Schedule with Pathward National Association to increase the Company's aggregate credit line availability by up to US $5,500,000 (the "Agreement"). The Agreement complements an existing credit facility with Pathward through the Company's SDP subsidiary. The Agreement has a variable interest rate of the greater of 6% or 0.75% in excess of the rate shown in the Wall Street Journal as the prime rate per annum, is payable on demand and is secured by all of the assets of Simbex, Mio-Guard and DaMar (the "Borrowers"). In connection with execution of the Agreement, the Company and several of its intermediate holding company subsidiaries entered into a Guaranty of the obligations of the Borrowers (the "Guaranty"). As of June 30, 2023, the balance outstanding under the agreement was $2,085,623 (US $1,575,244).

On May 15, 2023, the Company through Arrowhead assumed a Loan and Security Agreement. The line of credit facility is with Woodland Bank, whereby the Company, through Arrowhead, may borrow up to $398,656 (US$301,100). Borrowings bear interest at 7.5% per annum and any accrued unpaid interest is due on a monthly basis. The balance is secured by Arrowhead assets and is personally guaranteed by the seller of Arrowhead. There can be no additional withdrawals from the line of credit and the balance will be repaid by the Company. As of June 30, 2023, the balance outstanding under the agreement was $327,102 (US $247,056) (December 31, 2022 - $nil (US $nil)).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $300,000 or the sum of 75% of accounts receivable <90 days aged and 75% of accounts receivable >90 days aged where a 50% deposit was received by the customer. Since the execution of the debt line on April 3, 2020, to June 30, 2023, the Company was in compliance with the financial covenant.

	Pathward term loan	Equipment loan	Woodland vehicle loan	Woodland vehicle loan	Mirion promissory note	Total
Balance, December 31, 2022	770,004	-	-	-	-	770,004
Additions	-	307,505	12,140	82,677	8,717,133	9,119,455
Principal repayments	(73,996)	(13,017)	(2,076)	(2,363)	-	(91,452)
Translation	(15,981)	(5,179)	(201)	(1,490)	-	(22,851)
Balance, June 30, 2023	680,027	289,309	9,863	78,824	8,717,133	9,775,156
Less: current portion	(180,622)	(47,476)	(9,863)	(78,824)	(8,717,133)	(9,033,918)
Long-term portion	499,405	241,833	-	-	-	741,238
23

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

As of June 30, 2023, the Company's total debt is $9,775,156 (December 31, 2022 - $770,004), of which $9,033,918 is considered current, (December 31, 2022, $195,489) and $741,238 is considered long-term (December 31, 2022, $574,515).

Term Notes

On June 9, 2021, the Company borrowed $993,000 (US$750,000) from Pathward National Association (formerly Crestmark). The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP's machinery and equipment, which on June 30, 2023, was $1,511,792 (US $1,141,837). The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% per annum with monthly payments of principal and interest in the amount of $ 19,198 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. As of June 30, 2023, the balance of the note was $680,026 (US$513,615) (December 31, 2022, $770,004 (US $568,520).

On April 3, 2023, in connection with the acquisition of Biodex, the Company entered into a seller secured promissory note with Mirion Technologies (US) Inc. The amount of the initial loan was $9,268,000 (US $7,000,000) to be repaid in three installments as follows: $2,648,000 (US $2,000,000) due on July 1, 2023, $3,972,000 (US $3,000,000) due on October 1, 2023, and $2,648,000 (US $2,000,000) due on the maturity date, which is January 1, 2024. The loan is secured by the pledged stock of Biodex Medical Systems Inc. The debt does not accrue interest unless the installment payment is made after the due date. As of June 30, 2023, no installment payment had yet been made on the balance. However, no payments were past due and thus no interest had accrued on the balance. The balance as of June 30, 2023, was $8,717,133 (US $7,000,000).

Equipment Loans

On April 6, 2023, the Company borrowed $307,505 (US$228,170) with Dacotah Bank. The loan is secured by a commercial security agreement and collateral consisting of equipment with a net carrying value of $409,634 (US $309,391) that has been purchased with the proceeds. The debt accrues interest at 7.950% per annum with monthly payments of principal and interest in the amount of $6,129 (US$4,629) beginning on the first day of the first full month following the initial funding and maturing on April 1, 2028. As of June 30, 2023, the balance of the note was $289,310 (US$182,653).

Vehicle Loans

On May 15, 2023, the Company assumed a $81,163 (US$61,301) vehicle loan with Woodland Bank. The loan is secured by a Business Loan Agreement and collateralized by two vehicles (2020 Chevrolet Silverado LTZ with a net carrying value of $22,832 (US $17,245) and 2020 Chevrolet Silverado LT with a net carrying value of $44,607 (US $33,691)). The debt accrues interest at 5.504% per annum with monthly payments of principal and interest in the amount of $ 2,249 (US$1,699) beginning on September 27, 2021, and maturing on August 27, 2026. As of June 30, 2023, the balance of the note was $78,824 (US$59,534).

On May 15, 2023, the Company assumed a $11,917 (US$9,001) vehicle loan with Woodland Bank. The loan is secured by a Business Loan Agreement and collateralized by all inventory, equipment, receivables, and intangible assets of Arrowhead. The debt accrues interest at 5.975% per annum with monthly payments of principal and interest in the amount of $ 2,019 (US$1,525) beginning on the first day of the first full month following the initial funding and maturing on September 27, 2023. As of June 30, 2023, the balance of the note was $9,863 (US$7,449).

12. Leases

Set out below are the carrying amount of right of use assets and the movements during the period:

	Right-of-use assets
Balance, December 31, 2022	$7,781,300
Acquired	5,046,759
Amortization	(922,141)
Impact of modification	-
Translation	(237,346)
Balance, June 30, 2023	$11,668,572

	Lease liability	Current	Long-term
Balance, December 31, 2022	$6,830,586	$847,253	$5,983,333
Acquired	3,209,517
Interest lease expense	276,810
Lease payments	(824,092)
Impact of modification	-
Translation	(200,804)
Balance, June 30, 2023	$9,292,017	$1,565,326	$7,726,691

Future minimum lease payments payable are as follows:

Twelve months ending June 30, 2024	$2,020,828
Twelve months ending June 30, 2025	2,063,536
Twelve months ending June 30, 2026	1,992,059
Twelve months ending June 30, 2027	1,170,379
Twelve months ending June 30, 2028	1,067,960
2029 and thereafter	3,881,807
Total future minimum lease payments	12,196,569
Less: Interest on lease liabilities	(2,904,552)
Total present value of minimum lease payments	9,292,017
Less: current portion	1,565,326
Non-current portion	$7,726,691
24

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

As of June 30, 2023, the weighted average remaining lease terms were 7.85 years (December 31, 2022 - 9.32 years) and the weighted average discount rate was 7.06% (December 31, 2022 - 6.15%).

In October 2018, SDP sold its facility in Clear Lake, South Dakota for US$2,182,461. In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rent of $252,838 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $505,675 (US$381,930), to be renewed annually for the duration of the lease agreement. The letter of credit is secured by a guaranteed investment certificate, which is recorded as a security deposit on the unaudited interim condensed consolidated balance sheet.

On October 1, 2021, Simbex entered into a lease agreement for an office space located in Lebanon, NH with an initial lease term of 3 years for a base annual rent of $208,451 (US$157,440), with an option to extend for five years. The base rental amount increases annually on the first day of the lease year based on the change in the rolling average of the cost-of-living index for the prior six reporting periods. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $123,679 (US $93,413).

On September 21, 2022, Inspira Financial Company entered into a lease agreement for its corporate headquarters and distribution center located in Carlsbad, CA for a base annual rent of $106,105 (US $80,140). The lease began on October 1, 2022, with an initial lease term of 4 years and 2 months, which will end on November 30, 2026. The initial lease agreement includes an option to renew for an additional 5 years. The base rental amount increases annually as per the base rent schedule included in the lease agreement.

On January 1, 2022, Mio-Guard LLC entered into a lease agreement for an office space located in Holt, MI with an initial lease term of 5 years for a base annual rent of $113,409 (US$85,656). The base rental amount increases annually on the first day of the lease year at the lesser of 2.27% or 1.25 times the change in the price index, as defined.

On July 1, 2012, DaMar entered into a lease agreement for an industrial and office space located in El Cajon, CA with an initial lease term of 7 years. The lease was automatically extended for an additional 7 years on July 1, 2019, for a base annual rent of $434,314 (US$328,032). The lease is currently set to terminate on June 30, 2026. The base rental amount increases annually on the first day of the lease year by 3% of the proceeding month's lease payment as defined in the agreement.

On January 9, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual lease payment of $137,179 (US$103,610). On February 27, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual lease payment of $29,130 (US$22,002).

On May 23, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual lease payment of $177,162 (US$133,808).

On September 1, 2020, Biodex entered into a lease agreement for an industrial and office space located in Shirley, NY with an initial lease term of 5 years for a base annual rent of $259,699 (US$192,000), with an option to extend for an additional 5 years. The base rental amount does not increase during the initial rental period but increases 3% annually on the first day of the lease year if the lease extension is utilized.

On May 15, 2023, Mio-Guard, LLC entered into a lease agreement for a warehouse and office space located in Grand Rapids, MN with an initial lease term of 5.083 years for a base annual rent of $205,390 (US$152,400). The base rental amount does not increase over the initial rental period.

13. Stockholders' equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

Issuances

25

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

As of June 30, 2023, and December 31, 2022, the Company had 56,423,092 and 53,707,780 common shares outstanding, respectively, with a value of $39,610,457 and $38,767,442, respectively.

As of June 30, 2023, and December 31, 2022, the Company had 21,378,799 and 3,403,925 Class A shares outstanding, respectively, with a value of $12,542,088 and $1,800,064, respectively.

On January 10, 2023, 104,850 Class A shares were exchanged for 104,850 common shares in the Company at a price of $0.43 per share. No cash was received as part of this issuance.

On February 7, 2023, 339,079 Class A shares were exchanged for 339,079 common shares in the Company at a price of $0.47 per share. No cash was received as part of this issuance.

On February 21, 2023, 1,275,770 Class A shares were issued to a former owner of SDP at a price of $0.75 per share. These shares were issued upon completion of SDP's earn-out period. No cash was required to be received as consideration for these shares.

On February 23, 2023, 11,481,890 Class A shares were issued to former owner of SDP at a price of $0.75 per share. These shares were issued upon completion of SDP's earn-out period. No cash was required to be received as consideration for these shares.

On March 2, 2023, 147,400 stock options were exercised for 147,400 shares of common stock for total proceeds of $33,902. 73,700 of these options were exercised at a price of $0.27 per share and 73,700 of these options were exercised at a price of $0.19 per share. The 147,400 shares that were issued in connection with this exercise were released on April 11, 2023.

On April 11, 2023, 388,935 Class A shares were issued to one key individual at ALG at a fair market price of $0.33 per share for achieving a revenue milestone as described in the agreement. No cash was received as consideration for these shares.

On April 11, 2023, 43,215 Class A shares were issued to one key individual at ALG at a fair market price of $0.33 per share for achieving a revenue milestone as described in the agreement. No cash was received as consideration for these shares.

On May 15, 2023, 1,000,000 Class A shares were issued to the former owner of Arrowhead in connection with its acquisition at a fair market price of $0.27 per share. No cash was received as consideration for these shares.

On May 19, 2023, 6,383,952 Class A shares were issued to various former owners of Simbex in connection with the conclusion of its earnout period at a fair market price of $0.29 per share. The number of shares were allocated to the previous owners based on their percentage of ownership on the date of sale.

On May 19, 2023, 1,743,244 Class A shares were exchanged for 1,743,244 common shares in the Company at a price of $0.29 per share. No cash was received as part of this issuance.

On June 5, 2023, 337,524 common shares were issued to a former employee of the Company at a fair market price of $0.25 per share in connection for the settlement of liabilities. No cash was received as consideration for these shares.

On June 26, 2023, 368,500 Class A shares were exchanged for 368,500 common shares in the Company at a price of $0.28 per share. No cash was received as part of this issuance. As of June 30, 2023, these shares had not yet been issued and are presented as "common stock to be issued" on the unaudited interim condensed consolidated balance sheets and unaudited interim condensed consolidated statements of stockholders' equity.

On June 27, 2023, 43,215 Class A shares were exchanged for 43,215 common shares in the Company at a price of $0.28 per share. No cash was received as part of this issuance.

a. Class A shares to be issued

On May 31, 2022, SDP concluded its earn-out period and achieved its milestones allowing SDP to receive its full earn-out compensation of 19,162,000 Class A shares (as described in detail in Note 4). These shares were allocated to the previous owners of SDP based on their percentage of ownership on the date of sale. As of June 30, 2023, the fair value of the shares to be issued is $4,686,005. As of June 30, 2023, 12,900,660 Class A shares have been issued to SDP sellers and 6,261,340 Class A shares are yet to be issued.

b. Stock based compensation

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period.

The outstanding stock options as of June 30, 2023, are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted average remaining life (years)
March 28, 2014	2.13	5,103	5,103	0.75
September 23, 2019	0.19	28,155	28,155	1.24
June 8, 2021	0.99	663,300	221,100	2.92
June 8, 2021	0.86	1,444,520	481,507	2.92
June 8, 2021	0.86	225,000	225,000	2.92
July 7, 2021	1.39	400,000	133,333	3.13
December 6, 2021	0.65	1,049,230	263,179	3.44
January 19, 2022	0.65	150,000	50,000	3.56
March 9, 2022	0.54	230,000	46,000	3.69
April 13, 2022	0.78	236,700	78,900	3.79
April 26, 2022	0.90	150,000	50,000	3.82
July 18, 2022	0.79	306,100	-	4.05
August 29, 2022	0.69	200,000	-	4.17
December 12, 2022	0.50	40,000	-	4.45
February 10, 2023	0.47	780,000	-	4.62
April 19, 2023	0.30	350,000	-	4.81
May 24, 2023	0.29	1,000,000	-	4.90
June 13, 2023	0.25	250,000	-	4.96
Total	0.68	7,508,108	1,582,277	3.76
26

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

A summary of the Company's changes to stock options are as follows:

	Number of options	Weighted average exercise price
Balance as of February 28, 2022	4,277,032	0.78
Options exercised	(28,154)	0.19
Options expired	(101,290)	(0.34)
Options issued	1,525,350	0.12
Balance as of December 31, 2022	5,672,938	0.81
Options exercised	(147,400)	0.23
Options expired	(397,430)	(0.24)
Options issued	2,380,000	0.11
Balance as of June 30, 2023	7,508,108	$0.68

The Company recognized $391,572 and $737,096 of stock-based compensation for the three and six months ended June 30, 2023, respectively ($489,089 and $927,658 for the three and six months ended June 30, 2022).

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

On April 19, 2023, the Company issued 350,000 options to four employees of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.30 per option. The fair value of the options was estimated on the date of the grant at $0.29 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 197%; expected dividend yield of 0%; risk-free interest rate of 3.14%; stock price of $0.30; and expected life of 5 years.

On May 24, 2023, the Company issued 1,000,000 options to one director of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.29 per option. The fair value of the options was estimated on the date of the grant at $0.28 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 197%; expected dividend yield of 0%; risk-free interest rate of 3.34%; stock price of $0.29; and expected life of 5 years.

On June 13, 2023, the Company issued 250,000 options to one officer of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.25 per option. The fair value of the options was estimated on the date of the grant at $0.24 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 196%; expected dividend yield of 0%; risk-free interest rate of 3.61%; stock price of $0.25; and expected life of 5 years.

The outstanding warrants as of June 30, 2023, are as follows:

Grant date	Exercise price	Number of warrants	Number of vested warrants	Weighted Avg. Remaining Life (years)
November 11, 2021	0.86	199,804	199,804	0.37
February 15, 2022	0.55	542,431	542,431	1.63
February 15, 2022	0.70	7,749,000	7,749,000	1.63
Total	$0.70	8,491,235	8,491,235	1.60

A summary of the Company's warrants are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Balance as of February 28, 2022	11,732,373	0.79
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Warrants exercised and forfeited	(3,241,138)	(0.09)
Balance as of December 31, 2022	8,491,235	0.70
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Warrants exercised and forfeited	-	-
Balance as of June 30, 2023	8,491,235	0.70
27

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

14. Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed elsewhere in the Company's unaudited interim condensed consolidated financial statements, related party transactions are as follows.

During the three and six months ended June 30, 2023, and 2022, the Company made payments to Advanced Strategic Associates, LLC ("Advanced"), a company owned and controlled by Michael Dalsin, a beneficial holder of more than 5% of our Common Shares, and Michael Dalsin individually. During the three months ended June 30, 2023, and 2022, the Company made payments to Michael Dalsin individually in the amount of $5,581 (US $4,141) and $15,765 (US $12,399), respectively. During the six months ended June 30, 2023, the Company made payments to Michael Dalsin individually in the amount of $12,241 (US $9,083), and for the six months ended June 30, 2022, the Company made payments to Advanced and Michael Dalsin individually in the amount of $577,897 (US $454,500) and $24,754 (US $19,798), respectively, for an aggregate amount of $602,651 (US $474,298). The consideration for Advanced and Mr. Dalsin providing services is related to acquisition structuring, due diligence, capital structuring, and corporate transactional advisory services. This expense was included within transaction costs.

During the three and six months ended June 30, 2023, and 2022, the Company made payments to Marquette Partners, Inc. ("Marquette"), a company owned and controlled by Roger Greene, a beneficial holder of more than 5% of our Common Shares, and Roger Greene individually. During the three months ended June 30, 2023, and 2022, the Company made payments to Roger Greene individually in the amount of $12,020 (US $8,919) and $20,589 (US $16,193), respectively. During the six months ended June 30, 2023 the Company made payments to Roger Greene individually in the amount of an amount of $25,334 (US $18,798), and for the six months ended June 30, 2022, the Company made payments to Marquette and Roger Green individually in the amount of and $83,919 (US $66,000) and $40,491 (US $32,385), respectively, for an aggregate amount of $124,410 (US $98,385). The consideration is for Marquette and Mr. Greene providing advisory services related to strategic business acquisitions. This expense was included within transaction costs.

During the three and six months ended June 30, 2023, and 2022, the Company made payments to Hedgehog Financial Corporation ("Hedgehog"), a company owned and controlled by Andrew Cross, the son of Leslie Cross, our Chairman of the Board and former Interim Chief Executive Officer, and a former employee of the Company. During the three and six months ended June 30, 2022 the Company made payments in the aggregate sum of $59,220 (US $46,575) and $190,855 (US $151,150), respectively in consideration for Hedgehog providing services related to acquisitions, due diligence, accounting, finance and other corporate support services. This expense was included within transaction costs. Additionally, during the three and six months ended, June 30, 2023, the Company issued shares to Mr. Cross personally in connection with a settlement of liabilities valuing $199,095 (US $150,374) ($nil for the three and six months ended June 30, 2022). This amount has been included in the unaudited interim condensed consolidated statement of stockholders’ equity.
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

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Consulting and professional fees	$20,896	$265,043	$194,745	$1,354,545
General expenses	54,645	104,246	339,567	213,864
Transaction costs	$75,541	$369,289	$534,312	$1,568,409

16. Cash and cash equivalents

Cash represents bank deposits at reputable banking institutions. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at the time of purchase. Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills. As of June 30, 2023, there are no cash equivalents presented on the unaudited interim condensed consolidated balance sheets (December 31, 2022 - $nil).
28

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2023, and 2022
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

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and six months ended June 30, 2023, the Company recorded a current income tax provision of $2,294 and $38,544 respectively for anticipated state income tax obligations and recognized no deferred income tax liability or recovery. For the three and six months ended June 30, 2022, the Company recorded a deferred income tax recovery of $31,607 and $145,717, respectively.

The primary factors impacting current tax provision for three and six months ended June 30, 2023, are the expected utilization of net operating losses to offset any current year tax liabilities, and a full valuation allowance against any associated net deferred tax assets.

18. Other income

Other income consists of income not incurred in the ordinary course of business including interest income, and other types of nonoperating income.

In 2023, the Company received $815,363 of refundable tax credits in accordance with the Employer Retention Credit (ERC) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by subsequent legislative changes. The Company has presented $815,363 of grant income, net of consulting fee, in the other income section of the unaudited interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023. Included in prepaid expenses and other receivables section of the balance sheet as of June 30, 2023, the Company has an ERC receivable in the amount of $1,068,032, reflective of that portion of the ERC that had not yet been received at the unaudited interim condensed consolidated balance sheet date, and an accrued liability for $267,008 representing the amount due for the consulting fee.

19. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

Outside of the line of credit and debt disclosed in Note 11, the Company does not have any other financial commitments or contingencies.

20. Subsequent events

In connection with entering into a stock purchase agreement on March 15, 2023 for the acquisition of the Biodex Physical Medicine business, on August 4, 2023, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which the seller of this business has agreed to forbear from exercising its rights and remedies against the Company, including the Acceleration Right, through the earlier to occur of the Company’s default under the Forbearance Agreement; or July 31, 2025, subject to, among other things, the following: (i) all past due amounts under the Debt shall accrue interest at 12% per annum; (ii) the payment by the Company on or prior to October 31, 2023 of approximately $1.5 million; (iii) the payment by the Company each month commencing August 2023 of all of Salona’s (together with its subsidiaries’) cash in excess of $2.5 million at the end of each month until late payments, including accrued interest (the “Late Payments”), are current with the original Debt payment schedule (“Original Debt Schedule”); (iv) the payment by the Company of 50% of any capital raised by the Company until the Late Payments are current with the Original Debt Schedule; (v) the Company obtaining prior consent from the Seller before it can make capital expenditures in excess of $100,000 for any reason other than repair of equipment needed for its operations; (vi) the Company not declaring a dividend or initiating a share repurchase until such time as the obligations under the Original Debt Schedule are current; (vii) the Company not engaging in any merger or acquisition activities until such time as the obligations under the Original Debt Schedule are current or are brought current as a result of the merger or acquisition; and (viii) the Company being required to utilize 80% of any available credit lines or such percentage as allowed by its respective lender to access cash until the obligations under the Original Debt Schedule are current.

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

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes. This quarterly report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, economic and competitive conditions, the successful integration of its acquisitions and realization of the expected benefits of such acquisitions, regulatory changes and other uncertainties, the general expansion of its business, and other statements which are not statements of current or historical facts.

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

The Company previously issued full year 2023 projections for revenues, gross margin, and Adjusted EBITDA. Since these projections were communicated, the management team of the Company has changed substantially. The current management team is in the process of conducting a strategic review of the business, and given the losses sustained for the six months ended June 30, 2023, the Company expects to adjust its projection for Adjusted EBITDA downward.

Currency

Financial information presented in this Report is presented in Canadian dollars, unless otherwise indicated. Unless otherwise indicated, all references to years are to the Company's year ended on the last calendar day of December.

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

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc. ("Biodex"), which consists principally of the Biodex Physical Medicine business. The Purchase Agreement replaced the previously disclosed asset purchase agreement covering the same business that was first announced on August 15, 2022. The Company completed the Acquisition on April 3, 2023. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of US $1,000,000 in cash, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note. On August 4, 2023 the Company entered into a Forbearance Agreement which is described in “Debt and Commitment” below.

On May 15, 2023, the Company entered into and completed the acquisition pursuant to a Stock Purchase Agreement with the owner of Arrowhead Medical, LLC ("Arrowhead") providing for the acquisition of all of the ownership interests of Arrowhead. The purchase price consideration consisted of the issuance at closing of one million (1,000,000) shares of the Company's Class A common stock, which is convertible into the Company's Common Shares, subject to limitations on conversion which prevent conversion of Class A shares if the holder owns more than 500,000 shares of the Company's Common Shares, or if the holder owns more than 9.9% of the outstanding Common Shares of the Company. The purchase price also included the assumption by the Company of approximately $444,930 (US $329,896) in bank debt under Arrowhead's asset-based line of credit, and a contingent earnout payment equal to one share of Class A common stock for each one dollar (US $1.00) of EBITDA generated by the Arrowhead business over the two-year period following the closing date, up to a maximum of 2 million Class A shares.

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

RESULTS OF OPERATIONS

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$16,575,075	$9,761,145	$6,813,930	70%	$27,258,304	$18,429,560	$8,828,744	48%

Revenue increased by $6.8 million, or 70%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Sales increased $8.3 million as a result of acquisitions made since the three months ended June 30, 2022, and was offset by a decrease in in the contract services businesses of $2.0 million. A favorable impact related to changes in foreign exchange rates increased sales by $0.5 million.

Revenue increased by $8.8 million, or 48%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Sales increased $11.1 million as a result of acquisitions made since the six months ended June 30, 2022, and was offset by a decrease in sales in the ALG sales channel of $0.4 million and a reduction in the contract services businesses of $3.0 million. A favorable impact related to changes in foreign exchange rates increased sales by $1.1 million.

Cost of revenue

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue:
Direct service personnel	1,652,004	1,443,458	208,546	14%	3,477,759	2,874,397	603,362	21%
Direct material costs	8,964,709	4,837,017	4,127,692	85%	13,390,800	8,552,625	4,838,175	57%
Other direct costs	325,947	204,513	121,434	59%	661,471	499,521	161,950	32%
Total cost of revenue	10,942,660	6,484,988	4,457,672	69%	17,530,030	11,926,543	5,603,487	47%

Total cost of revenue increased by $4.5 million, or 69%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to an increase in the sales volume driven by acquisitions made since the three months ended June 30, 2022.

Total cost of revenue increased by $5.6 million, or 47%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to an increase in the sales volume driven by acquisitions made since the six months ended June 30, 2022.

Operating expenses

	Three months ended June 30,			Change		Six months ended June 30,	Change
Operating expenses:	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative	6,966,370	3,151,147	3,815,223	121%	10,841,584	5,724,699	5,116,885	89%
Depreciation of property and equipment	265,066	71,817	193,249	269%	449,330	140,940	308,390	219%
Amortization of right-of-use assets	540,308	83,611	456,697	546%	922,141	170,036	752,105	442%
Amortization of intangible assets	350,553	249,029	101,524	41%	701,099	464,010	237,089	51%
Total operating expenses	8,122,297	3,555,604	4,566,693	128%	12,914,154	6,499,685	6,414,469	99%

Selling, general and administrative increased by $3.8 million, or 121%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Expenses increased $3.2 million due to acquisitions made since the three months ended June 30, 2022, $0.5 million for an increase in infrastructure for the consolidated business operations, and $0.1 million for severance expense.

Selling, general and administrative increased by $5.1 million, or 89%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Expenses increased $3.9 million due to acquisitions made since the six months ended June 30, 2022, $1.0 million for an increase in infrastructure for the consolidated business operations, and $0.2 million for severance expense.

Depreciation of property and equipment increased by $0.2 million, or 269%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $0.3 million, or 219%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to the addition of assets from acquired businesses.

Amortization of right-of-use assets increased by $0.5 million, or 546%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $0.8 million, or 442%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to the addition of building leases resulting from acquired businesses.

Amortization of intangible assets increased by $0.1 million, or 41%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $0.2 million, or 51%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to the addition of assets resulting from acquired businesses.

Interest and other income and (expense)

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest expense	(454,446)	(114,763)	(339,683)	296%	(732,532)	(235,217)	(497,315)	211%
Foreign exchange gain (loss)	2,990	240	2,750	1146%	4,518	(3,933)	8,451	-215%
Other income	815,428	3	815,425	-%	815,561	48	815,513	-%
Provision for impairment	-	(7,391)	7,391	-100%	-	(5,527,913)	5,527,913	-100%
Change in fair value of earnout consideration	1,165,697	(2,451,600)	3,617,297	-148%	1,165,697	(2,451,600)	3,617,297	-148%
Change in fair value of contingent consideration	(77,795)	(459,693)	381,898	-83%	(273,095)	5,394,008	(5,667,103)	-105%
Transaction costs	(75,541)	(369,289)	293,748	-80%	(534,312)	(1,568,409)	1,034,097	-66%

Interest expense increased by $0.3 million, or 296%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 and increased by $0.5 million, or 211%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to additional lease liabilities related to acquired businesses.

Foreign exchange gain increased by $0.0 million and decreased by $0.0 million for the three and six months ended June 30, 2023, respectively compared to the three and six months ended June 30, 2022.

Other income increased by $0.8 million for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. This income is a result of refundable tax credits in accordance with the Employer Retention Credit (ERC) program.

Provision for impairment decreased by $0.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $5.5 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. There was no provision for impairment in the three or six months ended June 30, 2023.

Change in fair value of earnout consideration decreased by $3.6 million for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022.  The decrease is due to changes in the likelihood of the acquisitions achieving certain earnout milestones and changes in the stock price for the stock component of the earnout payments.

Change in fair value of contingent consideration decreased by $0.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and by $5.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease is due to changes in the likelihood of the acquisitions achieving certain earnout milestones and changes in the stock price for the stock component of the earnout payments.

Transaction costs decreased by $0.3 million or 80% and $1.0 million or 66% for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively. The decrease is a result of a reduction in costs associated with acquisitions, potential acquisitions and US and Canadian regulatory activity.

Income Tax Provision

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Income tax (provision) recovery	$(2,294)	$31,607	$(33,901)	(107%)	$(38,544)	$145,717	$(184,261)	(126%)

The income tax benefit decreased by $0.0 million and $0.2 million for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The provision for the six months ended June 30, 2023, represents the anticipated state income tax obligations for the Company for the 2023 tax year.

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

Cash and cash equivalents  were $1.4 million and $1.9 million as of June 30, 2023, and December 31, 2022, respectively.

Summary of Cash Flows

The following is a summary of our cash provided by (used in) operating, investing and financing activities,  and the net change in cash and cash equivalents:

	For the six months ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(1,920,836)	$707,965
Net cash used in investing activities	(1,451,293)	(869,631)
Net cash provided by financing activities	2,347,690	3,696,197
Net (decrease) increase in cash and cash equivalents	$(1,024,439)	$3,534,531

Operating Activities

We used net cash of $1.9 million for operating activities for the six months ended June 30, 2023. This cash flow was primarily used through an increase in working capital that was driven by acquisitions.

Investing Activities

We used net cash of $1.5 million for investing activities for the six months ended June 30, 2023. The Biodex acquisition consumed $1.3 million.

Financing Activities

We generated net cash of $2.3 million from financing activities for the six months ended June 30, 2023. The increase in cash was from net debt and line of credit proceeds of $3.0 million, offset by lease payments of $0.8 million.

We have never paid a cash dividend on our capital stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (the "Board") and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Debt and Commitments

Our contractual obligations as of June 30, 2023, include debt of $9.8 million, a line of credit facilities of $8.4 million, and lease obligations of $9.3 million reflecting the minimum commitments for our office and warehouse spaces. See Notes 11 and 12 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information on our debt and lease obligations, respectively, including the scheduled maturities and timing of cash payments related to these obligations.

There are obligations as of June 30, 2023, for future earnout consideration associated with completed acquisitions. As of June 30, 2023, these obligations are estimated to be settled with $4,982,902 million in stock and $7,746,812 million in cash payments. The Simbex earnout was due to be paid with stock of the Simbex acquisition parent subsidiary and cash in the month of April 2023. On May 19, 2023, 6,383,952 Class A shares were issued to the former owners of Simbex in connection with the conclusion of its earnout period at a fair market price of $0.29 per share fulfilling the Company’s stock earnout obligation. The number of shares were allocated to the previous owners based on their percentage of ownership on the date of sale.  On May 19, 2023, 1,743,244 of these Class A shares were then converted to 1,743,244 common shares. As of June 30, 2023, the $4,303,000 cash component remains unpaid and is still outstanding on the unaudited interim condensed consolidated balance sheets as a current liability and accrues interest. Under the terms of the Simbex acquisition agreement, the unpaid cash earnout payment accrues interest at the rate of 8% per annum. Although management has been in discussions with the Simbex sellers to modify and extend the payment date for the cash earnout payment, there can be no assurances that any agreement will be reached in this regard or that the Simbex sellers may not take legal action to collect this obligation, which could result in significant legal costs and efforts to defend such claims.  See Note 4 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding acquisitions.

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) the closing payment to the Sellers of US $1 million in cash was made on April 3, 2023, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note. As of July 1, 2023, the $2 million installment payment has not been paid by the Company.

On August 4, 2023, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which the seller of this business has agreed to forbear from exercising its rights and remedies against the Company, including the Acceleration Right,  through the earlier to occur of the Company’s default under the Forbearance Agreement; or July 31, 2025, subject to, among other things, the following:  (i) all past due amounts under the Debt shall accrue interest at 12% per annum; (ii) the payment by the Company on or prior to October 31, 2023 of approximately $1.5 million; (iii) the payment by the Company each month commencing August 2023 of all of Salona’s (together with its subsidiaries’) cash in excess of $2.5 million at the end of each month until late payments, including accrued interest (the “Late Payments”), are current with the original Debt payment schedule (“Original Debt Schedule”); (iv) the payment by the Company of 50% of any capital raised by the Company until the Late Payments are current with the Original Debt Schedule; (v) the Company obtaining prior consent from the Seller before it can make capital expenditures in excess of $100,000 for any reason other than repair of equipment needed for its operations; (vi) the Company not declaring a dividend or initiating a share repurchase until such time as the obligations under the Original Debt Schedule are current; (vii) the Company not engaging in any merger or acquisition activities until such time as the obligations under the Original Debt Schedule are current or are brought current as a result of the merger or acquisition; and (viii) the Company being required to utilize 80% of any available credit lines or such percentage as allowed by its respective lender to access cash until the obligations under the Original Debt Schedule are current.

The Company has been in discussions to raise funds through equity and debt financings. As the Company’s funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited interim condensed consolidated financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the unaudited interim condensed consolidated financial statements that substantial doubt exists as those plans are not completely within the control of management.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, allowance for doubtful accounts, provisions for inventory, valuation allowance for deferred tax assets, and the purchase price accounting of the businesses that the Company has acquired, including the acquisition date fair value of the identifiable assets and liabilities acquired, the fair value of contingent consideration as well as the associated remeasurement of earnouts, and assessment of going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

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

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. As of June 30, 2023, our cash and cash equivalents were $1,398,103 as compared to $1,928,464 as of December 31, 2022. Our financial debts have variable fixed rates of interest and as a result, the Company is exposed to interest rate risk on the line of credit ($8,434,492), short-term debt ($9,033,918) and long-term debt ($741,238) which could negatively impact the Company's cash position and result of operations in future periods should interest rates rise.

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

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer concluded as of June 30, 2023, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description
2.1	Stock Purchase Agreement, dated as of May 15, 2023, between Adam Glorvigen, Mio-Guard, LLC, and Salona Global Medical Device Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Michael Seckler
Name: Michael Seckler Title: Chief Executive Officer (principal executive officer and duly authorized signatory for the registrant)

Date: August 14, 2023

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Dennis Nelson
Name: Dennis Nelson Title: Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: August 14, 2023