Form 10-Q
period 2023-09-30
Salona Global Medical Device Corp
filed 2023-11-14
CIK 1617765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 9, 2023 (latest practicable date), 56,991,592 common shares, no par value, and 21,378,799 Class A shares, no par value, were outstanding.

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

For the Three and Nine Months Ended September 30, 2023, and September 30, 2022

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Interim Condensed Consolidated Balance Sheets
As of September 30, 2023, (unaudited) and December 31, 2022 (audited)
(In Canadian Dollars, unless specified otherwise)

	Note	September 30, 2023	December 31, 2022
Assets

Cash and cash equivalents	16	$1,052,647	$1,928,464
Accounts receivable, net	5	9,986,167	6,353,275
Inventories, net	7	12,132,422	8,102,626
Prepaid expenses and other receivables	18	2,203,034	216,489
Total current assets		25,374,270	16,600,854
Security deposit	12	608,459	566,198
Long-term accounts receivable	5	-	189,616
Long-term prepaid expenses and other receivables		241,024	441,025
Property and equipment, net	8	3,843,493	3,399,898
Operating lease right-of-use assets, net	12	11,489,568	7,781,300
Intangible assets, net	9	10,191,624	9,376,162
Goodwill	4	16,143,398	13,695,194
Total assets		$67,891,836	$52,050,247

Liabilities and Stockholders' Equity
Liabilities
Line of credit	11	7,682,971	5,162,711
Accounts payable and accrued liabilities	10	9,918,137	6,641,181
Current portion of debt	11	9,463,750	195,489
Current portion of operating lease liability	12	1,514,813	847,253
Other liabilities	10	2,152,083	1,807,702
Obligation for payment of earn-out consideration	4	9,278,389	15,506,531
Total current liabilities		40,010,143	30,160,867
Debt, net of current portion	11	764,235	574,515
Operating lease liability, net of current portion	12	7,722,597	5,983,333
Total liabilities		$48,496,975	$36,718,715

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 56,791,592 shares issued and outstanding as of September 30, 2023 (December 31, 2022 - 53,707,780)
	13	39,680,472	38,767,442
Class A shares; no par value, unlimited shares authorized; 21,378,799 shares issued and outstanding as of September 30, 2023 (December 31, 2022 - 3,403,925)	13	12,542,088	1,800,064
Class A shares to be issued: 6,261,340 Class A shares to be issued as of September 30, 2023 (December 31, 2022 - 19,019,000)	13	4,696,005	14,264,250
Additional paid-in-capital	13	9,452,567	8,072,610
Accumulated other comprehensive income		2,075,134	1,688,452
Deficit		(49,051,405)	(49,261,286)
Total stockholders' equity		$19,394,861	$15,331,532
Total liabilities and stockholders' equity		$67,891,836	$52,050,247
Basis of presentation and going concern (Note 2)
Contingencies (Note 19)
Subsequent events (Note 20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

 SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless specified otherwise)

		For the three months ended		For the nine months ended
	Note	September 30, 2023	September 30, 2022	September 30, 2023	September30, 2022
Revenue	6	$19,647,489	$11,019,251	$46,905,793	$29,448,811
Cost of revenue
Direct service personnel		1,509,715	1,508,339	4,987,474	4,382,736
Direct material costs		10,546,970	6,036,325	23,937,770	14,588,950
Other direct costs		322,641	292,528	984,112	792,049
Total cost of revenue		12,379,326	7,837,192	29,909,356	19,763,735
Gross margin		$7,268,163	$3,182,059	$16,996,437	$9,685,076
Operating expenses
Selling, general, and administrative		7,098,604	3,340,021	17,940,188	9,064,720
Depreciation of property and equipment	8	273,092	172,654	722,422	313,594
Amortization of operating lease right-of-use assets	12	518,873	133,991	1,441,014	304,027
Amortization of intangible assets	9	392,615	254,706	1,093,714	718,716
Total operating expenses		8,283,184	3,901,372	21,197,338	10,401,057
Net operating loss		(1,015,021)	(719,313)	(4,200,901)	(715,981)
Interest expense		(641,466)	(196,788)	(1,373,998)	(432,005)
Foreign exchange (loss) gain		(80)	(62,971)	4,438	(66,904)
Other income	18	1,185,110	1,252	2,000,671	1,300
Provision for impairment	4	-	-	-	(5,527,913)
Change in fair value of earnout consideration	4	-	-	1,165,697	(2,451,600)
Change in fair value of contingent consideration	4	3,542,325	(8,053,337)	3,269,230	(2,659,329)
Transaction costs	15	(72,839)	(838,957)	(607,151)	(2,407,366)
Net income (loss) before taxes		$2,998,029	$(9,870,114)	$257,986	$(14,259,798)
Provision for income taxes	17	(9,561)	69,033	(48,105)	214,750
Net income (loss)		2,988,468	(9,801,081)	209,881	(14,045,048)
Other comprehensive income
Foreign currency translation gain		324,132	400,253	386,682	1,068,257
Comprehensive income (loss)		$3,312,600	$(9,400,828)	$596,563	$(12,976,791)
Net loss per share
Basic		0.04	(0.18)	0.00	(0.27)
Diluted		0.03	(0.18)	0.00	(0.27)
Weighted average number of shares outstanding:
Basic		77,978,130	54,719,867	71,504,018	52,981,400
Diluted		94,744,829	54,719,867	90,779,250	52,981,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

SALONA GLOBAL MEDICAL DEVICE CORPORATION

Unaudited Interim Condensed Consolidated Statements of Stockholders' Equity
For the three and nine months ended September 30, 2023, and 2022

(In Canadian Dollars, unless specified otherwise)

	Common stock		Common stock to be issued		Class A Shares		Class A shares to be issued			Accumulated
									Additional	other
									paid-in-	comprehensive
	Number	Amount $	Number	Amount $	Number	Amount $	Number	Amount $	capital $	income $	Deficit $	Total $
Balance - June 30, 2022	53,165,133	38,391,371	-	-	1,355,425	480,479	19,019,000	14,264,250	7,457,454	1,215,177	(37,397,542)	24,411,189
Stock based compensation	-	-	-	-	-	-	-	-	378,683	-	-	378,683
Shares for debt settlement	260,921	201,401	-	-	-	-	-	-	-	-	-	201,401
Shares issued on financing, net	281,726	174,670	-	-	-	-	-	-	(174,670)	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	400,253	-	400,253
Net loss from the period	-	-	-	-	-	-	-	-	-	-	(9,801,081)	(9,801,081)
Balance - September 30, 2022	53,707,780	38,767,442	-	-	1,355,425	480,479	19,019,000	14,264,250	7,661,467	1,615,430	(47,198,623)	15,590,445

Balance December 31, 2021	44,790,162	36,552,873	-	-	1,355,425	480,479	-	-	4,334,251	547,173	(33,153,575)	8,761,201
Stock based compensation	-	-	-	-	-	-	-	-	1,306,341	-	-	1,306,431
Shares issued on exercise of options	28,154	8,426	-	-	-	-	-	-	(3,097)	-	-	5,329
Shares issued on exercise of warrants	454,817	229,598	-	-	-	-	-	-	(13,645)	-	-	215,953
Shares issued on financing, net	260,921	201,401	-	-	-	-	-	-	-	-	-	201,401
Shares issued on financing, net	8,030,726	2,428,152	-	-	-	-	-	-	1,833,798	-	-	4,261,950
Share issuance costs	-	(760,258)	-	-	-	-	-	-	203,819	-	-	(556,439)
Shares to be issued related to acquisition of SDP	-	-	-	-	-	-	19,162,000	14,371,500	-	-	-	14,371,500
Shares issued related to acquisition of SDP	-	-	-	-	143,000	107,250	(143,000)	(107,250)	-	-	-	-
Class A shares exchanged for common shares	143,000	107,250	-	-	(143,000)	(107,250)	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	1,068,257	-	1,068,257
Net loss from the period	-	-	-	-	-	-	-	-	-	-	(14,045,048)	(14,045,048)
Balance - September 30, 2022	53,707,780	38,767,442	-	-	1,355,425	480,479	19,019,000	14,264,250	7,661,467	1,615,430	(47,198,623)	15,590,445

Balance - June 30, 2023	56,423,092	39,610,457	368,500	103,180	21,378,799	12,542,088	6,261,340	4,696,005	9,154,765	1,751,002	(52,039,873)	15,817,624
Share based compensation	-	-	-	-	-	-	-	-	264,637	-	-	264,637
Class A shares exchanged for common shares	368,500	70,015	(368,500)	(103,180)	-	-	-	-	33,165	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	324,132	-	324,132
Net income for the period	-	-	-	-	-	-	-	-	-	-	2,988,468	2,988,468
Balance - September 30, 2023	56,791,592	39,680,472	-	-	21,378,799	12,542,088	6,261,340	4,696,005	9,452,567	2,075,134	(49,051,405)	19,394,861

Balance - December 31, 2022	53,707,780	38,767,442	-	-	3,403,925	1,800,064	19,019,000	14,264,250	8,072,610	1,688,452	(49,261,286)	15,331,532
Share based compensation	-	-	-	-	-	-	-	-	1,001,733	-	-	1,001,733
Shares issued on exercise of options	147,400	47,168	-	-	-	-	-	-	(13,266)	-	-	33,902
Shares issued related to acquisition of SDP	-	-	-	-	12,757,660	9,568,245	(12,757,660)	(9,568,245)	-	-	-	-
Shares issued for settlement of liabilities	337,524	84,381	-	-	-	-	-	-	114,714	-	-	199,095
Shares issued related to Simbex agreement	-	-	-	-	6,383,952	1,819,426	-	-	-	-	-	1,819,426
Shares issued related to ALG agreement	-	-	-	-	432,150	142,610	-	-	-	-	-	142,610
Shares issued related to Arrowhead agreement	-	-	-	-	1,000,000	270,000	-	-	-	-	-	270,000
Class A shares exchanged for common shares	2,598,888	781,481	-	-	(2,598,888)	(1,058,257)	-	-	276,776	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	386,682	-	386,682
Net income for the period	-	-	-	-	-	-	-	-	-	-	209,881	209,881
Balance - September 30, 2023	56,791,592	39,680,472	-	-	21,378,799	12,542,088	6,261,340	4,696,005	9,452,567	2,075,134	(49,051,405)	19,394,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Unaudited Interim Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2023, and 2022

(In Canadian Dollars, unless specified otherwise)

		For the nine months ended
	Note	September 30, 2023	September 30, 2022
Operating activities
Net income (loss)		$209,881	$(14,045,048)
Non-cash items:
Depreciation of property and equipment	8	722,422	313,594
Amortization of operating lease right-of-use assets	12	1,441,014	304,027
Amortization of intangible assets	9	1,093,714	718,716
Stock based compensation	13	1,001,733	1,306,341
Change in fair value of contingent consideration	4	(3,269,230)	2,659,329
Change in fair value of earn-out consideration	4	(1,165,697)	2,451,600
Loss on disposal of property and equipment	8	25,673	-
Deferred income tax recovery	17	-	(214,750)
Provision for impairment		-	5,527,913
Changes in operating assets and liabilities:
Accounts receivable		(3,392,638)	(1,821,537)
Prepaid expenses and other receivables		(1,678,525)	(376,340)
Inventories		3,243,141	(2,728,917)
Long-term accounts receivable		189,616	-
Long-term prepaid expenses and other receivables		200,001	-
Accounts payable and accrued liabilities		2,205,471	2,120,858
Other liabilities		(1,960,330)	1,359,248
Operating lease liabilities	12	(892,890)	(91,257)
Net cash used in operating activities		(2,026,644)	(2,516,223)

Investing activities
Cash received on acquisition of Mio-Guard	4	-	3,363
Cash received on acquisition of Arrowhead	4	28,217	-
Cash received on acquisition of DaMar	4	-	199,982
Acquisition of property and equipment	8	(227,229)	(189,134)
Acquisition of intellectual property	9	-	(237,318)
Acquisition of Mio-Guard	4	-	(572,400)
Acquisition of DaMar	4	-	(4,345,375)
Acquisition of Biodex	4	(1,343,800)	-
Net cash used in investing activities		(1,542,812)	(5,140,882)

Financing activities
Proceeds from term debt, net		147,221	(62,044)
Proceeds from line of credit, net		2,186,239	1,683,913
Proceeds from exercise of broker warrants		-	215,953
Proceeds from issuance of shares		-	4,261,950
Share issuance costs		-	(556,439)
Proceeds from ALG agreement	4	-	499,561
Proceeds from exercise of stock options	13	33,902	5,329
Net cash provided by financing activities		2,367,362	6,048,223

Effect of foreign exchange rates on cash and cash equivalents		326,277	(22,427)
Decrease in cash and cash equivalents		(1,202,094)	(1,608,882)
Cash and cash equivalents, opening		1,928,464	4,466,230
Cash and cash equivalents, closing		$1,052,647	$2,834,921

Supplementary information:
Interest paid		958,203	209,156
Income taxes paid		48,105	40,891
Shares issued for settlement of liabilities		199,095	201,401
Promissory note issued for acquisition		9,160,160	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
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

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc. ("Biodex"), which consists principally of the Biodex Physical Medicine business. The Purchase Agreement replaced the previously disclosed asset purchase agreement covering the same business that was first announced on August 15, 2022. The Company completed the Acquisition on April 3, 2023. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of US $1,000,000 in cash, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note described in Note 11.

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
For the three and nine months ended September 30, 2023, and 2022
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

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the unaudited interim condensed consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of September 30, 2023. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the unaudited interim condensed consolidated financial statements are issued.

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

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, LLC ("Simbex"), ALG Health Plus, LLC ("Health Plus"), South Dakota Partners Inc. ("SDP"), Inspira Financial Company, Mio-Guard, LLC ("Mio-Guard"), DaMar Plastics Manufacturing, Inc. ("DaMar"), Biodex Medical Systems, Inc. ("Biodex"), Arrowhead Medical, LLC ("Arrowhead") and 1077863 B.C., Ltd. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Parent Acquisition I Corporation, Simbex Acquisition I Corporation, Mio-Tech Parent LLC, DaMar Acquisition Company, and Biodex Rehab Systems, LLC. The Company owns 100% of all its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

b) Basis of measurement

The unaudited interim condensed consolidated financial statements of the Company have been prepared on a historical cost basis except contingent consideration and earnout consideration which are carried at fair value.
8

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
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

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's CEO to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of September 30, 2023, the Company has one segment, healthcare operations, which includes production, design, development, and sale of medical devices to businesses in the United States. Assets, liabilities, revenues and expenses from this segment are disclosed in the unaudited interim condensed consolidated balance sheets and statements of operations and comprehensive loss.

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
For the three and nine months ended September 30, 2023, and 2022
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

As of September 30, 2023, and December 31, 2022, respectively, the Company did not identify any financial assets and liabilities other than obligation for payment of earnout consideration resulting from the Simbex, ALG, DaMar, Arrowhead and Mio-Guard acquisitions, that would be required to be presented on the unaudited interim condensed consolidated balance sheet at fair value.

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
For the three and nine months ended September 30, 2023, and 2022
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
For the three and nine months ended September 30, 2023, and 2022
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

l) Right-of-use assets

The Company's right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liability represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease, and right-of-use assets are subsequently re-measured to reflect the effect of uneven lease payments. For finance leases, right-of-use assets are amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset. Leases with a lease term of 12 months or less at inception are not recorded on the unaudited interim condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in the unaudited interim condensed consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with the lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

n) Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review on September 30, 2023, the Company believes there was no impairment of its long-lived assets.

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

q) Basic and Diluted Earnings Per Share

The Company has adopted the ASC 260-10 which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company's common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were 16,881,934 potentially dilutive shares outstanding as of September 30, 2023.
13

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
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

Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of loan, an income tax credit or revenue from a contract with a customer, the Company determined the appropriate accounting treatment by analogy to other guidance. The Company's policy is to account for the ERC as a grant using guidance analogous to government grants found in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the ERC is recognized and recorded as other income in the unaudited interim condensed consolidated statements of operations and comprehensive loss when there is reasonable assurance that the Company will comply with the conditions attached to the grant and the ERC will be received.

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

For the periods ended September 30, 2023, and December 31, 2022, respectively, the Company concluded based on the above mentioned that the issued investor warrants, and broker warrants met the criteria for equity classification in accordance with ASC 815-40 and therefore were classified under equity. The fair value of those warrants is determined by using Black Scholes valuation model on the date of issuance. The relative fair value method is applied to allocate gross proceeds from equity financing into its shares and warrants portion respectively. Those costs directly contributable to equity financing are accounted for as a reduction under stockholders' equity.
14

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
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

In March 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan re-financings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 as of January 1, 2023, and the adoption did not have a material effect on the unaudited interim condensed consolidated financial statements.

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
For the three and nine months ended September 30, 2023, and 2022
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
For the three and nine months ended September 30, 2023, and 2022
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

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Health Plus's and ALG's business arrangement achieving certain milestones. The fair value of the contingent consideration liability on November 29, 2021, and February 28, 2022, was estimated to be nil and as such, no contingent liability was recorded on the date of the agreement was executed. As of September 30, 2023, as a result of new arrangements, the fair value of the contingent consideration liability is estimated to be $155,574.

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
For the three and nine months ended September 30, 2023, and 2022
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
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

On December 31, 2022, Simbex concluded the earn-out period and met the requirements to receive its full earnout consideration consisting of cash and 6,383,952 Class A shares valued at $0.45/share on the commencement of the earnout period. On May 19, 2023, the 6,383,952 Class A shares were issued to the former owners of Simbex at a fair market price of $0.29 per share fulfilling the Company's stock earnout obligation. The $1,165,697 change in fair value of the Class A shares was taken as income on the unaudited interim condensed consolidated statement of operations and comprehensive loss. The number of shares were allocated to the previous owners based on their percentage of ownership on the date of sale. As of September 30, 2023, the $4,394,000 (US $3,250,000) cash component remains unpaid and is still outstanding on the unaudited interim condensed consolidated balance sheet as an obligation for payment of earnout consideration and accrues interest.

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
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

The contingent consideration liability represents potential future earnout payments to the sellers of Mio-Guard that are contingent on Mio-Guard's business achieving certain milestones. Certain Mio-Guard management was retained post-acquisition and will receive a portion of the potential future earnout payments as earned. The fair value of the contingent consideration liability of $1,166,465 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of September 30, 2023, the fair value of the contingent consideration liability is $520,000. The change in the fair value of the contingent consideration liability from December 31, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

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
For the three and nine months ended September 30, 2023, and 2022
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

The contingent consideration liability represents potential future earnout payments to the sellers of DaMar that are contingent on DaMar's business achieving certain milestones. Certain DaMar management was retained post-acquisition and will receive a portion of the potential future earnout payments if earned. The fair value of the contingent consideration liability of $3,624,286 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of September 30, 2023, the fair value of the contingent consideration liability is $3,948,815. The change in the fair value of the contingent consideration liability from December 31, 2022, has been taken as an expense on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

On December 31, 2022, the Company reviewed its assessment of the fair value of goodwill from the DaMar acquisition and noted no impairment to Goodwill.

Biodex Medical Systems, Inc. ("Biodex")

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business. The Company completed the Acquisition on April 3, 2023. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of $10,423,218 (US $8,000,000) in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment. The following was paid as consideration on the date of acquisition:

Cash consideration	$1,343,800
Promissory note	9,079,418
Total Consideration	$10,423,218

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

Security deposit	$43,002
Prepaids and other receivables	257,610
Inventory	7,008,337
Property and equipment, net	907,544
Right-of-use assets, net	3,307,975
Intangible assets and goodwill	3,391,051
Trade and other payables	(3,021,568)
Lease liability	(1,470,733)
Total adjusted purchase price	$10,423,218

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350 "Goodwill and Other Intangible Assets".

Goodwill (including workforce)	$1,751,615
Brand and Trademarks	806,280
Customer Relationships	833,156
Total identifiable intangible assets including goodwill	$3,391,051

Since acquisition, Biodex has generated $13,328,263 of revenue and has generated a loss before tax of $939,044. These amounts are included in the unaudited interim condensed consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Biodex's revenue would have been $17,874,672 and loss before tax would have been $1,817,837. If the combination had taken place at the beginning of the year, consolidated revenues would have been $51,452,202 and consolidated losses before tax would have been $620,807. The pro forma unaudited results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

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

The contingent consideration liability represents potential future earnout payments to the sellers of Arrowhead that are contingent on Arrowhead's business achieving certain milestones. Certain Arrowhead management was retained post-acquisition and will receive a portion of the potential future earnout payments as earned. The fair value of the contingent consideration liability of $77,820 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of September 30, 2023, the fair value of the contingent consideration liability is $260,000.

Since acquisition, Arrowhead has generated $1,950,861 of revenue and has generated a loss before tax of $15,498. These amounts are included in the unaudited interim condensed consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Arrowhead's revenue would have been $3,322,260 and a loss before tax would have been $22,150. If the combination had taken place at the beginning of the year, consolidated revenues would have been $48,277,192 and consolidated net earnings before tax would have been $251,334. The pro forma unaudited results include estimates and assumptions which management believes are reasonable. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

5. Accounts receivable

	September 30, 2023	December 31, 2022

Trade accounts receivable	10,778,547	6,426,616
Allowance for doubtful accounts	(792,407)	(73,341)
Long-term accounts receivable	-	189,616
Total accounts receivable	9,986,167	6,542,891

6. Disaggregation of revenues

During the three and nine months ended September 30, 2023, $17,653,770 and $40,194,237 of the sales revenue were earned from "point-in-time" revenue respectively ($8,402,434 and $20,688,666 for the three and nine months ended September 30, 2022) and $1,993,719 and $6,711,556 of the sales revenue were earned "over-a-period" of time respectively ($2,616,817 and $8,760,145 for the three and nine months ended September 30, 2022).

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

21

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

	September 30, 2023	December 31, 2022
Raw materials	$9,888,568	$6,414,482
Work in progress	643,241	771,507
Finished goods	515,348	170,198
Trading goods	1,085,265	746,439
Total	$12,132,422	$8,102,626

8. Property and equipment

Cost	December 31, 2022	Acquired April 3, 2023 and May 15,	Total	Additions	Disposal	Translation	September 30, 2023
		2023
Machinery and equipment	$3,371,161	$415,344	$3,786,505	$225,453	$-	$(2,420)	$4,009,538
Computer equipment and software	272,031	6,323	278,354	-	(2,454)	(455)	275,445
Furniture and fixtures	63,672	1,050	64,722	-	(23,219)	(215)	41,288
Land improvements	24,186	-	24,186	-	-	(43)	24,143
Leasehold improvements	146,451	415,561	562,012	-	-	2,277	564,289
Tooling	-	78,981	78,981	1,776	-	490	81,247
Vehicles	-	49,983	49,983	-	-	122	50,105
Total	$3,877,501	$967,242	$4,844,743	$227,229	$(25,673)	$(244)	$5,046,055

Accumulated depreciation	December 31, 2022	Acquired April 3, 2023 and May 15,	Total	Additions	Disposal	Translation	September 30, 2023
		2023
Machinery and equipment	$411,654	$-	$411,654	$580,106	$-	$1,986	$993,746
Computer equipment and software	38,092	-	38,092	74,634	(368)	650	113,008
Furniture and fixtures	2,868	-	2,868	8,375	(2,211)	2,245	11,277
Land improvements	1,209	-	1,209	1,712	-	6	2,927
Leasehold improvements	23,780	-	23,780	24,215	-	72	48,067
Tooling	-	-	-	19,779	-	93	19,872
Vehicles	-	-	-	13,601	-	64	13,665
Total	$477,603	$-	$477,603	$722,422	$(2,579)	$5,116	$1,202,562

Net Book Value	$3,399,898						$3,843,493

9. Intangible assets

Cost	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Disposal	September 30, 2023
Tradename - Trademarks	$1,801,579	$806,280	$2,607,859	$-	$-	$2,607,859
Intellectual Property	564,024	-	564,024	-	-	564,024
Customer Base	7,005,491	833,156	7,838,647	-	-	7,838,647
Non-Competes	1,390,692	269,740	1,660,432	-	-	1,660,432
Total	$10,761,786	$1,909,176	$12,670,962	$-	$-	$12,670,962

Accumulated Amortization	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Disposal	September 30, 2023
Tradename - Trademarks	$427,176	-	$427,176	$366,934	$-	$794,110
Intellectual Property	151,378	-	151,378	90,787	-	242,165
Customer Base	525,925	-	525,925	397,348	-	923,273
Non-Competes	281,145	-	281,145	238,645	-	519,790
Total	$1,385,624	$-	$1,385,624	$1,093,714	$-	$2,479,338

Net Book Value	$9,376,162					$10,191,624
22

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

10. Accounts payable and accrued liabilities

	September 30, 2023	December 31, 2022

Accounts payable	$7,250,124	$5,269,323
Accrued liabilities (Note 18)	2,668,013	1,371,858
Other liabilities	2,152,083	1,807,702
Total	$12,070,220	$8,448,883

Other liabilities include unearned customer deposits and unearned revenues totaling $1,870,572 (December 31, 2022: $1,549,729). Additional other liabilities include $281,511 for amounts owed in connection with the Biodex acquisition that are payable at different times through 2023 based on the nature of the amount owed ($nil as of December 31, 2022).

11. Line of credit and debt

On June 9, 2021, the Company through SDP entered into a Loan and Security Agreement. The line of credit facility is with Pathward National Association ("Pathward") (formerly, Crestmark), whereby the Company, through SDP, may borrow up to US$5,400,000. Borrowings bear interest at 4% or prime +0.75% per annum, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The balance is secured by its entire $4,277,231 (US $3,163,633) of inventory and $3,165,931 (US $2,341,665) of accounts receivable of SDP and not the Parent or any other subsidiary. As of September 30, 2023, the balance outstanding under the agreement was $4,419,071 (US $3,268,543) (December 31, 2022 - $5,162,711 (US $3,811,807)).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to September 30, 2023, the Company was in compliance with the financial covenant.

On January 13, 2023, three operating subsidiaries of the Company, DaMar, Mio-Guard, and Simbex entered into a Loan and Security Agreement and related Schedule with Pathward National Association to increase the Company's aggregate credit line availability by up to US $5,500,000 (the "Agreement"). The Agreement complements an existing credit facility with Pathward through the Company's SDP subsidiary. The Agreement has a variable interest rate of the greater of 6% or 0.75% in excess of the rate shown in the Wall Street Journal as the prime rate per annum, is payable on demand and is secured by all of the assets of Simbex, Mio-Guard and DaMar (the "Borrowers"). In connection with execution of the Agreement, the Company and several of its intermediate holding company subsidiaries entered into a Guaranty of the obligations of the Borrowers (the "Guaranty"). As of September 30, 2023, the balance outstanding under the agreement was $2,107,657 (US $1,558,919).

On May 15, 2023, the Company through Arrowhead assumed a Loan and Security Agreement. The line of credit facility is with Woodland Bank, whereby the Company, through Arrowhead, may borrow up to $407,087 (US$301,100). Borrowings bear interest at 7.5% per annum and any accrued unpaid interest is due on a monthly basis. The balance is secured by Arrowhead assets and is personally guaranteed by the seller of Arrowhead. There can be no additional withdrawals from the line of credit and the balance will be repaid by the Company. As of September 30, 2023, the balance outstanding under the agreement was $334,020 (US $247,056) (December 31, 2022 - $nil (US $nil)).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $300,000 or the sum of 75% of accounts receivable <90 days aged and 75% of accounts receivable >90 days aged where a 50% deposit was received by the customer. Since the execution of the debt line on April 3, 2020, to September 30, 2023, the Company was in compliance with the financial covenant.

On September 12, 2023, an operating subsidiary of Salona Global Medical Device Corporation ("Company"), Biodex Medical Systems, Inc. ("Borrower"), entered into a Master Credit and Security Agreement and related Schedule with Pathward, National Association ("Lender") to receive financing accommodations in the form of a secured revolving loan of up to $4,056,000 (US $3,000,000) million (the "Agreement"). The Agreement has a variable interest rate of the greater of 6.00% per annum or 0.75% in excess of the rate shown in the Wall Street Journal as the prime rate, is payable on demand and is secured by all personal property of Borrower, Company, Inspira Financial Company, Mio-Tech Parent, LLC, Simbex Parent Acquisition I Corporation, Simbex Acquisition I Corporation, and DaMar Acquisition Company (collectively, "Guarantors"). In connection with execution of the Agreement, the Guarantors entered into a Guaranty of the obligations of the Borrowers (the "Guaranty"). As of September 30, 2023, the balance outstanding under the agreement was $822,223 (US $608,153) (December 31, 2022 - $nil (US $nil)).

	Pathward term loan	Equipment loan	Woodland vehicle loan	Woodland vehicle loan	Mirion promissory note	Total
Balance, December 31, 2022	770,004	-	-	-	-	770,004
Additions	-	308,486	12,170	82,879	9,079,418	9,482,953
Principal repayments	(117,626)	(21,408)	(12,113)	(8,238)	-	(159,385)
Interest accrued and not paid	-	-	-	-	80,742	80,742
Translation	(1,916)	(100)	(57)	(38)	55,782	53,671
Balance, September 30, 2023	650,462	286,978	-	74,603	9,215,942	10,227,985
Less: current portion	(169,582)	(53,885)	-	(24,341)	(9,215,942)	(9,463,750)
Long-term portion	480,880	233,093	-	50,262	-	764,235
23

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

As of September 30, 2023, the Company's total debt is $10,227,985 (December 31, 2022 - $770,004), of which $9,463,750 is considered current, (December 31, 2022, $195,489) and $764,235 is considered long-term (December 31, 2022, $574,515).

Term Notes

On June 9, 2021, the Company borrowed $1,014,000 (US$750,000) from Pathward National Association (formerly Crestmark). The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP's machinery and equipment, which on September 30, 2023, was $1,295,586 (US $985,274). The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% per annum with monthly payments of principal and interest in the amount of $19,604 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. As of September 30, 2023, the balance of the note was $650,462 (US$481,111) (December 31, 2022, $770,004 (US $568,520).

On April 3, 2023, in connection with the acquisition of Biodex, the Company entered into a seller secured promissory note with Mirion Technologies (US) Inc. The amount of the initial loan was $9,134,822 (US $6,756,525) to be repaid in three installments as follows: $2,704,000 (US $2,000,000) due on July 1, 2023, $4,056,000 (US $3,000,000) due on October 1, 2023, and $2,374,822 (US $1,756,525) due on the maturity date, which is January 1, 2024. The loan is secured by the pledged stock of Biodex Medical Systems Inc. The debt does not accrue interest unless the installment payment is made after the due date. As of September 30, 2023, no installment payment had yet been made on the balance. As per the agreement, $80,742 (US $60,000) of interest has been accrued on the overdue balance. As of September 30, 2023, the balance of the loan was $9,215,942 (US $6,816,525).

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

Equipment Loans

On April 6, 2023, the Company borrowed $308,486 (US$228,170) with Dacotah Bank. The loan is secured by a commercial security agreement and collateral consisting of equipment with a net carrying value of $418,297 (US $309,391) that has been purchased with the proceeds. The debt accrues interest at 7.950% per annum with monthly payments of principal and interest in the amount of $6,258 (US$4,629) beginning on the first day of the first full month following the initial funding and maturing on April 1, 2028. As of September 30, 2023, the balance of the note was $286,978 (US$212,262).

Vehicle Loans

On May 15, 2023, the Company assumed a $82,879 (US$61,301) vehicle loan with Woodland Bank. The loan is secured by a Business Loan Agreement and collateralized by two vehicles (2020 Chevrolet Silverado LTZ with a net carrying value of $23,315 (US $17,245) and 2020 Chevrolet Silverado LT with a net carrying value of $45,550 (US $33,691)). The debt accrues interest at 5.504% per annum with monthly payments of principal and interest in the amount of $ 2,297 (US$1,699) beginning on September 27, 2021, and maturing on August 27, 2026. As of September 30, 2023, the balance of the note was $74,603 (US$55,179).

On May 15, 2023, the Company assumed a $12,170 (US$9,001) vehicle loan with Woodland Bank. The loan is secured by a Business Loan Agreement and collateralized by all inventory, equipment, receivables, and intangible assets of Arrowhead. The debt accrues interest at 5.975% per annum with monthly payments of principal and interest in the amount of $ 2,062 (US$1,525) beginning on the first day of the first full month following the initial funding and maturing on September 27, 2023. As of September 30, 2023, the balance of the note was $nil (US $nil).

12. Leases

Set out below are the carrying amount of right of use assets and the movements during the period:

	Right-of-use assets
Balance, December 31, 2022	$7,781,300
Acquired	5,147,129
Amortization	(1,441,014)
Translation	2,153
Balance, September 30, 2023	$11,489,568

	Lease liability	Current	Long-term
Balance, December 31, 2022	$6,830,586	$847,253	$5,983,333
Acquired	3,304,126
Interest lease expense	415,795
Lease payments	(1,308,685)
Translation	(4,412)
Balance, September 30, 2023	$9,237,410	$1,514,813	$7,722,597

Future minimum lease payments payable are as follows:

Twelve months ending September 30, 2024	$2,108,416
Twelve months ending September 30, 2025	2,153,828
Twelve months ending September 30, 2026	1,751,617
Twelve months ending September 30, 2027	1,140,063
Twelve months ending September 30, 2028	1,046,269
2029 and thereafter	3,672,203
Total future minimum lease payments	11,872,396
Less: Interest on lease liabilities	(2,634,986)
Total present value of minimum lease payments	9,237,410
Less: current portion	1,514,813
Non-current portion	$7,722,597
24

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

As of September 30, 2023, the weighted average remaining lease terms were 7.67 years (December 31, 2022 - 9.32 years) and the weighted average discount rate was 7.08% (December 31, 2022 - 6.15%).

In October 2018, SDP sold its facility in Clear Lake, South Dakota for US$2,182,461. In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rent of $258,185 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $516,369 (US$381,930), to be renewed annually for the duration of the lease agreement. The letter of credit is secured by a guaranteed investment certificate, which is recorded as a security deposit on the unaudited interim condensed consolidated balance sheet.

On October 1, 2021, Simbex entered into a lease agreement for an office space located in Lebanon, NH with an initial lease term of 3 years for a base annual rent of $212,859 (US$157,440), with an option to extend for five years. The base rental amount increases annually on the first day of the lease year based on the change in the rolling average of the cost-of-living index for the prior six reporting periods. Per the lease agreement, the Company is also responsible to pay a prorated share of the building overhead monthly as additional rent. The annual amount for this additional rent is $126,294 (US $93,413).

On September 21, 2022, Inspira Financial Company entered into a lease agreement for its corporate headquarters and distribution center located in Carlsbad, CA for a base annual rent of $108,349 (US $80,140). The lease began on October 1, 2022, with an initial lease term of 4 years and 2 months, which will end on November 30, 2026. The initial lease agreement includes an option to renew for an additional 5 years. The base rental amount increases annually as per the base rent schedule included in the lease agreement.

On January 1, 2022, Mio-Guard LLC entered into a lease agreement for an office space located in Holt, MI with an initial lease term of 5 years for a base annual rent of $115,807 (US$85,656). The base rental amount increases annually on the first day of the lease year at the lesser of 2.27% or 1.25 times the change in the price index, as defined.

On July 1, 2012, DaMar entered into a lease agreement for an industrial and office space located in El Cajon, CA with an initial lease term of 7 years. The lease was automatically extended for an additional 7 years on July 1, 2019, for a base annual rent of $443,499 (US$328,032). The lease is currently set to terminate on June 30, 2026. The base rental amount increases annually on the first day of the lease year by 3% of the proceeding month's lease payment as defined in the agreement.

On January 9, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual lease payment of $140,081 (US$103,610).

On February 27, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual lease payment of $29,747 (US$22,002).

On May 23, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual lease payment of $180,908 (US$133,808).

On September 1, 2020, Biodex entered into a lease agreement for an industrial and office space located in Shirley, NY with an initial lease term of 5 years for a base annual rent of $259,584 (US$192,000), with an option to extend for an additional 5 years. The base rental amount does not increase during the initial rental period but increases 3% annually on the first day of the lease year if the lease extension is utilized.

On May 15, 2023, Mio-Guard, LLC entered into a lease agreement for a warehouse and office space located in Grand Rapids, MN with an initial lease term of 5.083 years for a base annual rent of $206,045 (US$152,400). The base rental amount does not increase over the initial rental period.

On July 25, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual lease payment of $38,932 (US$28,796).

13. Stockholders' equity

a. Share capital

Unlimited voting common shares without par value

Unlimited non-voting convertible Class A shares without par value

25

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

Issuances

As of September 30, 2023, and December 31, 2022, the Company had 56,791,592 and 53,707,780 common shares outstanding, respectively, with a value of $39,680,472 and $38,767,442, respectively.

As of September 30, 2023, and December 31, 2022, the Company had 21,378,799 and 3,403,925 Class A shares outstanding, respectively, with a value of $12,542,088 and $1,800,064, respectively.

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

On June 26, 2023, 368,500 Class A shares were exchanged for 368,500 common shares in the Company at a price of $0.28 per share. No cash was received as part of this issuance. As of June 30, 2023, these shares had not yet been issued and are presented as "common stock to be issued" on the unaudited interim condensed consolidated balance sheets and unaudited interim condensed consolidated statements of stockholders' equity. On August 17, 2023, these shares were issued at a price of $0.19 per share.

On June 27, 2023, 43,215 Class A shares were exchanged for 43,215 common shares in the Company at a price of $0.28 per share. No cash was received as part of this issuance.

a. Class A shares to be issued

On May 31, 2022, SDP concluded its earn-out period and achieved its milestones allowing SDP to receive its full earn-out compensation of 19,162,000 Class A shares (as described in detail in Note 4). These shares were allocated to the previous owners of SDP based on their percentage of ownership on the date of sale. As of September 30, 2023, 12,900,660 Class A shares have been issued to SDP sellers and 6,261,340 Class A shares are yet to be issued. As of September0, 2023, the fair value of the shares to be issued is $4,696,005.

b. Stock based compensation

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period.

The outstanding stock options as of September 30, 2023, are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted average remaining life (years)
June 8, 2021	0.99	442,421	442,421	2.67
June 8, 2021	0.86	1,444,520	963,013	2.67
July 7, 2021	1.39	250,000	166,667	2.88
December 6, 2021	0.65	816,120	236,557	3.19
January 19, 2022	0.65	50,000	50,000	3.31
March 9, 2022	0.54	230,000	46,000	3.44
April 13, 2022	0.78	79,058	79,058	3.54
July 18, 2022	0.79	44,880	8,976	3.80
August 29, 2022	0.69	200,000	66,667	3.92
February 10, 2023	0.47	480,000	-	4.37
April 19, 2023	0.30	275,000	-	4.56
May 24, 2023	0.29	1,000,000	-	4.65
June 13, 2023	0.25	250,000	-	4.71
July 24, 2023	0.29	750,000	-	4.82
August 16, 2023	0.21	1,330,000	-	4.88
Total	0.54	7,641,999	2,059,359	3.9

26

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

A summary of the Company's changes to stock options are as follows:

	Number of options	Weighted average exercise price
Balance as of February 28, 2022	4,277,032	0.78
Options exercised	(28,154)	0.19
Options expired and forfeited	(101,290)	(0.34)
Options issued	1,525,350	0.12
Balance as of December 31, 2022	5,672,938	0.81
Options exercised	(147,400)	0.23
Options expired and forfeited	(1,968,539)	(0.42)
Options issued	4,085,000	0.15
Balance as of September 30, 2023	7,641,999	$0.54

The Company recognized $264,637 and $1,001,733 of stock-based compensation for the three and nine months ended September 30, 2023, respectively ($378,683 and $1,306,341 for the three and nine months ended September 30, 2022).

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

On July 24, 2023, the Company issued 750,000 options to one officer of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.29 per option. The fair value of the options was estimated on the date of the grant at $0.28 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 197%; expected dividend yield of 0%; risk-free interest rate of 3.72%; stock price of $0.29; and expected life of 5 years.

On August 16, 2023, the Company issued 1,330,000 options to fifty-one employees of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.21 per option. The fair value of the options was estimated on the date of the grant at $0.20 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 196%; expected dividend yield of 0%; risk-free interest rate of 3.94%; stock price of $0.21; and expected life of 5 years.

The outstanding warrants as of September 30, 2023, are as follows:

Grant date	Exercise price	Number of warrants	Number of vested warrants	Weighted Avg. Remaining Life (years)
November 11, 2021	0.86	199,804	199,804	0.12
February 15, 2022	0.55	542,431	542,431	1.38
February 15, 2022	0.70	7,749,000	7,749,000	1.38
Total	$0.70	8,491,235	8,491,235	1.35

A summary of the Company's warrants are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Balance as of February 28, 2022	11,732,373	0.79
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Warrants exercised and forfeited	(3,241,138)	(0.09)
Balance as of December 31, 2022	8,491,235	0.70
Warrants issued as part of finance deal	-	-
Broker warrants issued as part of finance deal	-	-
Warrants exercised and forfeited	-	-
Balance as of September 30, 2023	8,491,235	0.70

27

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
(In Canadian Dollars, unless otherwise stated)

14. Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed elsewhere in the Company's unaudited interim condensed consolidated financial statements, related party transactions are as follows.

During the three and nine months ended September 30, 2023, and 2022, the Company made payments to Advanced Strategic Associates, LLC ("Advanced"), a company owned and controlled by Michael Dalsin, a beneficial holder of more than 5% of our Common Shares, and Michael Dalsin individually. During the three months ended September 30, 2023, the Company made payments to Advanced and Michael Dalsin individually in the amount of $100,928 (US $75,000) and $16,614 (US $12,346), respectively, for an aggregate amount of $117,542 (US $87,346). During the three months ended September 30, 2022, the Company made payments to Advanced and Michael Dalsin individually in the amount of $54,519 (US $42,500) and $18,856 (US $14,699), respectively, for an aggregate amount of $73,375 (US $57,199). During the nine months ended September 30, 2023, the Company made payments to Advanced and Michael Dalsin individually in the amount of $100,928 (US $75,000) and $28,837 (US $21,429), respectively, for an aggregate amount of $129,765 (US $96,429). for the nine months ended September 30, 2022, the Company made payments to Advanced and Michael Dalsin individually in the amount of $637,552 (US $497,000) and $38,095 (US $29,697), respectively, for an aggregate amount of $675,647 (US $526,697). The consideration for Advanced and Mr. Dalsin providing services is related to acquisition structuring, due diligence, capital structuring, and corporate transactional advisory services. This expense was included within transaction costs.

During the three and nine months ended September 30, 2023, and 2022, the Company made payments to Marquette Partners, Inc. ("Marquette"), a company owned and controlled by Roger Greene, a beneficial holder of more than 5% of our Common Shares, and Roger Greene individually. During the three months ended September 30, 2023, and 2022, the Company made payments to Roger Greene individually in the amount of $23,258 (US $17,283) and $28,161 (US $21,953), respectively. During the nine months ended September 30, 2023, the Company made payments to Roger Greene individually in the amount of an amount of $48,555 (US $36,082), and for the nine months ended September 30, 2022, the Company made payments to Marquette and Roger Green individually in the amount of and $89,839 (US $70,034) and $62,316 (US $48,578), respectively, for an aggregate amount of $152,155 (US $118,612). The consideration is for Marquette and Mr. Greene providing advisory services related to strategic business acquisitions. This expense was included within transaction costs.

During the three and nine months ended September 30, 2023, and 2022, the Company made payments to Hedgehog Financial Corporation ("Hedgehog"), a company owned and controlled by Andrew Cross, the son of Leslie Cross, our Chairman of the Board and former Interim Chief Executive Officer, and a former employee of the Company. During the three and nine months ended September 30, 2022, the Company made payments in the aggregate sum of $96,039 (US $74,866) and $271,760 (US $211,849), respectively in consideration for Hedgehog providing services related to acquisitions, due diligence, accounting, finance and other corporate support services. This expense was included within transaction costs. Additionally, during the three and nine months ended, September 30, 2023, the Company issued shares to Mr. Cross personally in connection with a settlement of liabilities valuing $199,095 (US $150,374) ($nil for the three and nine months ended September 30, 2022). This amount has been included in the unaudited interim condensed consolidated statement of stockholders' equity.
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

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Consulting and professional fees	$37,423	$380,842	$232,168	$1,735,387
General expenses	35,416	458,115	374,982	671,979
Transaction costs	$72,839	$838,957	$607,151	$2,407,366

16. Cash and cash equivalents

Cash represents bank deposits at reputable banking institutions. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at the time of purchase. Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills. As of September 30, 2023, there are no cash equivalents presented on the unaudited interim condensed consolidated balance sheets (December 31, 2022 - $nil).
28

SALONA GLOBAL MEDICAL DEVICE CORPORATION
Notes to the Unaudited Interim Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2023, and 2022
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

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. For the three and nine months ended September 30, 2023, the Company recorded a current income tax provision of $9,561 and $48,105 respectively for anticipated state income tax obligations and recognized no deferred income tax liability or recovery. For the three and nine months ended September 30, 2022, the Company recorded a deferred income tax recovery of $69,033 and $214,750, respectively.

The primary factors impacting current tax provision for three and nine months ended September 30, 2023, are the expected utilization of net operating losses to offset any current year tax liabilities, and a full valuation allowance against any associated net deferred tax assets.

18. Other income

Other income consists of income not incurred in the ordinary course of business including interest income, and other types of nonoperating income.

In 2023, the Company received $2,000,323 of refundable tax credits in accordance with the Employer Retention Credit (ERC) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended by subsequent legislative changes. The Company has presented $2,000,323 of grant income, net of consulting fee, in the other income section of the unaudited interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023. Included in prepaid expenses and other receivables section of the balance sheet as of September 30, 2023, the Company has an ERC receivable in the amount of $1,401,391 reflective of that portion of the ERC that had not yet been received at the unaudited interim condensed consolidated balance sheet date, and an accrued liability for $210,209 representing the amount due for the consulting fee.

19. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

Outside of the line of credit and debt disclosed in Note 11, the Company does not have any other financial commitments or contingencies.

20. Subsequent events

On November 2, 2023, 877,610 Class A shares were issued to a former owner of SDP with a fair market value of $0.20 per share. These shares were issued in relation to the completion of SDP's earn-out period. No cash was required to be received as consideration for these shares. Immediately following the issuance, 200,000 of these Class A shares were then converted into 200,000 common shares of the Company.

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

The Company previously issued full year 2023 projections for revenues, gross margin, and Adjusted EBITDA in a press release dated February 9, 2023 that is available at www.sedarplus.com. Since these projections were communicated, the management team of the Company has changed substantially. The current management team is in the process of conducting a strategic review of the business, and given the losses sustained for the nine months ended September 30, 2023, the Company expects to adjust its projection for Adjusted EBITDA downward.

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

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc. ("Biodex"), which consists principally of the Biodex Physical Medicine business. The Purchase Agreement replaced the previously disclosed asset purchase agreement covering the same business that was first announced on August 15, 2022. The Company completed the Acquisition on April 3, 2023. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of US $1,000,000 in cash, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note. On August 4, 2023 the Company entered into a Forbearance Agreement which is described in "Debt and Commitment" below.

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

Amortization of operating lease right-of-use assets. The operating lease right-of-use asset is a lessee's right to use an asset and is amortized over the life of the lease.

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

RESULTS OF OPERATIONS

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$19,647,489	$11,019,251	$8,628,238	78%	$46,905,793	$29,448,811	$17,456,982	59%

Revenue increased by $8.6 million, or 78%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Sales increased $10.8 million as a result of acquisitions made since the three months ended September 30, 2022, and was offset by a decrease in the contract services and distributor businesses of $2.6 million. A favorable impact related to changes in foreign exchange rates increased sales by $0.4 million.

Revenue increased by $17.5 million, or 59%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Sales increased $21.2 million as a result of acquisitions made since the nine months ended September 30, 2022, and was offset by a decrease in sales in the ALG sales channel of $0.6 million and a reduction in the contract services businesses of $4.5 million. A favorable impact related to changes in foreign exchange rates increased sales by $1.4 million.

Cost of revenue

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue:
Direct service personnel	1,509,715	1,508,339	1,376	0%	4,978,474	4,382,736	604,738	14%
Direct material costs	10,546,970	6,036,325	4,510,645	75%	23,937,770	14,588,950	9,348,820	64%
Other direct costs	322,641	292,528	30,113	10%	984,112	792,049	192,063	24%
Total cost of revenue	12,379,326	7,837,192	4,542,134	58%	29,909,356	19,763,735	10,145,621	51%

Total cost of revenue increased by $4.5 million, or 58%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to an increase in the sales volume driven by acquisitions made since the three months ended September 30, 2022.

Total cost of revenue increased by $10.1 million, or 51%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to an increase in the sales volume driven by acquisitions made since the nine months ended September 30, 2022.

Operating expenses

	Three months ended September 30,			Change	Nine months ended September 30,		Change
Operating expenses:	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative	7,098,604	3,340,021	3,758,583	113%	17,940,188	9,064,720	8,875,468	98%
Depreciation of property and equipment	273,092	172,654	100,438	58%	722,422	313,594	408,828	130%
Amortization of operating lease right-of-use assets	518,873	133,991	384,882	287%	1,441,014	304,027	1,136,987	374%
Amortization of intangible assets	392,615	254,706	137,909	54%	1,093,714	718,716	374,998	52%
Total operating expenses	8,283,184	3,901,372	4,381,812	112%	21,197,338	10,401,057	10,796,281	104%

Selling, general and administrative increased by $3.8 million, or 113%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Expenses increased $3.1 million due to acquisitions made since the three months ended September 30, 2022, $0.8 million for bad debt expense, and $0.3 million for severance expense, offset by a $0.3 million decrease in infrastructure for the consolidated business operations and reduction is stock based compensation of $0.1 million.

Selling, general and administrative increased by $8.9 million, or 98%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Expenses increased $6.9 million due to acquisitions made since the nine months ended September 30, 2022, $0.9 million for an increase in infrastructure for the consolidated business operations, $0.9 million for bad debt expense, and $0.5 million for severance expense, offset by a reduction in stock-based compensation of $0.3 million.

Depreciation of property and equipment increased by $0.1 million, or 58%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and by $0.4 million, or 130%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to the addition of assets from acquired businesses.

Amortization of right-of-use assets increased by $0.4 million, or 287%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and by $1.1 million, or 374%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to the addition of building leases resulting from acquired businesses.

Amortization of intangible assets increased by $0.1 million, or 54%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and by $0.4 million, or 52%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to the addition of assets resulting from acquired businesses.

Interest and other income and (expense)

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2023	2022	$	%		2023	2022	$	%
Interest expense	(641,466)	(196,788)	(444,678)	226%		(1,373,998)	(432,005)	(941,993)	218%
Foreign exchange gain (loss)	(80)	(62,971)	62,891	(100%	)	4,438	(66,904)	71,342	(107%	)
Other income	1,185,110	1,252	1,183,858	*%		2,000,671	1,300	1,999,371	*%
Provision for impairment	-	-	-	-%		-	(5,527,913)	5,527,913	-100%
Change in fair value of earnout consideration	-	-	-	-%		1,165,697	(2,451,600)	3,617,297	(148%	)
Change in fair value of contingent consideration	3,542,325	(8,053,337)	11,595,662	(144%	)	3,269,230	(2,659,329)	5,928,559	(223%	)
Transaction costs	(72,839)	(838,957)	766,118	(91%	)	(607,151)	(2,407,366)	1,800,215	(75%	)

Interest expense increased by $0.4 million, or 226%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and increased by $0.9 million, or 218%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to additional lease liabilities related to acquired businesses.

Foreign exchange loss decreased by $0.1 million and decreased by $0.1 million for the three and nine months ended September 30, 2023, respectively compared to the three and nine months ended September 30, 2022.

Other income increased by $1.2 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and increased by $2.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This income is a result of refundable tax credits in accordance with the Employer Retention Credit (ERC) program.

Provision for impairment decreased by $5.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. There was no provision for impairment in the three or nine months ended September 30, 2023.

Change in fair value of earnout consideration decreased by $3.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease is due to changes in the likelihood of the acquisitions achieving certain earnout milestones and changes in the stock price for the stock component of the earnout payments.

Change in fair value of contingent consideration increased by $11.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and by $5.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is due to changes in the likelihood of the acquisitions achieving certain earnout milestones and changes in the stock price for the stock component of the earnout payments.

Transaction costs decreased by $0.8 million or 91% and $1.8 million or 75% for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively. The decrease is a result of a reduction in costs associated with acquisitions, potential acquisitions and US and Canadian regulatory activity.

Income Tax Provision

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Income tax (provision) recovery	$(9,561)	$69,033	$(78,594)	(114%)	$(48,105)	$214,750	$(262,855)	(122%)

The income tax benefit decreased by $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. The provision for the nine months ended September 30, 2023, represents the anticipated state income tax obligations for the Company for the 2023 tax year.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and cash equivalents, the line of credit facilities, and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs. Our future capital requirements will depend on many factors including our rate of revenue growth, property and equipment to expand manufacturing capacity, the timing and extent of spending to support development efforts, the expansion of sales and administrative activities, the timing of introductions of new products and enhancements to existing products, and the satisfaction of earn-outs and other contingent liabilities related to acquisitions.

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

Cash and cash equivalents were $1.1 million and $1.9 million as of September 30, 2023, and December 31, 2022, respectively.

Summary of Cash Flows

The following is a summary of our cash provided by (used in) operating, investing, and financing activities, and the net change in cash and cash equivalents:

	For the nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(2,026,644)	$(2,516,223)
Net cash used in investing activities	(1,542,812)	(5,140,882)
Net cash provided by financing activities	2,367,362	6,048,223
Net (decrease) increase in cash and cash equivalents	$(1,202,094)	$(1,608,882)

Operating Activities

We used net cash of $2.0 million for operating activities for the nine months ended September 30, 2023. This cash flow was primarily used through an increase in working capital that was driven by acquisitions.

Investing Activities

We used net cash of $1.5 million for investing activities for the nine months ended September 30, 2023. The Biodex acquisition consumed $1.3 million.

Financing Activities

We generated net cash of $2.4 million from financing activities for the nine months ended September 30, 2023. The increase in cash was primarily from net debt and line of credit proceeds of $2.3 million.

We have never paid a cash dividend on our capital stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (the "Board") and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Debt and Commitments

Our contractual obligations as of September 30, 2023, include debt of $10.2 million, a line of credit facilities of $7.7 million, and lease obligations of $9.2 million reflecting the minimum commitments for our office and warehouse spaces. See Notes 11 and 12 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information on our debt and lease obligations, respectively, including the scheduled maturities and timing of cash payments related to these obligations.

There are obligations as of September 30, 2023 for future earnout consideration associated with completed acquisitions. As of September 30, 2023, these obligations are estimated to be settled with $3.2 million in stock and $6.1 million in cash payments.

The Simbex earnout was due to be paid with stock of the Simbex acquisition parent subsidiary and cash in the month of April 2023. On May 19, 2023, 6,383,952 Class A shares were issued to the former owners of Simbex in connection with the conclusion of its earnout period at a fair market price of $0.29 per share fulfilling the Company's stock earnout obligation. The number of shares were allocated to the previous owners based on their percentage of ownership on the date of sale. On May 19, 2023, 1,743,244 of these Class A shares were then converted to 1,743,244 common shares. As of September 30, 2023, the $4.4 million (US $3.3 million) cash component remains unpaid and is still outstanding on the unaudited interim condensed consolidated balance sheets as a current liability and accrues interest. Under the terms of the Simbex acquisition agreement, the unpaid cash earnout payment accrues interest at the rate of 8% per annum. Although management has been in discussions with the Simbex sellers to modify and extend the payment date for the cash earnout payment, there can be no assurances that any agreement will be reached in this regard or that the Simbex sellers may not take legal action to collect this obligation, which could result in significant legal costs and efforts to defend such claims.  See Note 4 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding acquisitions.

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) the closing payment to the Sellers of US $1 million in cash was made on April 3, 2023, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note. As of October 1, 2023, the $2 million and $3 million installment payments have not been paid by the Company.

On August 4, 2023, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which the seller of this business has agreed to forbear from exercising its rights and remedies against the Company, including the Acceleration Right, through the earlier to occur of the Company's default under the Forbearance Agreement; or July 31, 2025, subject to, among other things, the following: (i) all past due amounts under the Debt shall accrue interest at 12% per annum; (ii) the payment by the Company on or prior to October 31, 2023 of approximately $1.5 million; (iii) the payment by the Company each month commencing August 2023 of all of Salona's (together with its subsidiaries') cash in excess of $2.5 million at the end of each month until late payments, including accrued interest (the "Late Payments"), are current with the original Debt payment schedule ("Original Debt Schedule"); (iv) the payment by the Company of 50% of any capital raised by the Company until the Late Payments are current with the Original Debt Schedule; (v) the Company obtaining prior consent from the Seller before it can make capital expenditures in excess of $100,000 for any reason other than repair of equipment needed for its operations; (vi) the Company not declaring a dividend or initiating a share repurchase until such time as the obligations under the Original Debt Schedule are current; (vii) the Company not engaging in any merger or acquisition activities until such time as the obligations under the Original Debt Schedule are current or are brought current as a result of the merger or acquisition; and (viii) the Company being required to utilize 80% of any available credit lines or such percentage as allowed by its respective lender to access cash until the obligations under the Original Debt Schedule are current.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. As of September 30, 2023, our cash and cash equivalents were $1,052,647 as compared to $1,928,464 as of December 31, 2022. Our financial debts have variable fixed rates of interest and as a result, the Company is exposed to interest rate risk on the line of credit ($7,682,971), short-term debt ($9,463,750) and long-term debt ($764,235) which could negatively impact the Company's cash position and result of operations in future periods should interest rates rise.

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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer concluded as of September 30, 2023, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description
1.1	Master Credit and Security Agreement among Lender and Borrower, dated September 12, 2023 (incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on September 18, 2023).

1.2	Guaranty, dated September 12, 2023, by Guarantors (incorporated by reference to Exhibit 1.2 to Registrant’s Form 8-K filed on September 18,2023)

10.1

Forbearance Agreement, dated as of August 4, 2023, by and among Salona Global Medical Device Corporation, Biodex Rehab Systems, LLC and Mirion Technologies (US), Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 9, 2023)

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

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Michael Seckler
Name: Michael Seckler Title: Chief Executive Officer (principal executive officer and duly authorized signatory for the registrant)

Date: November 14, 2023

SALONA GLOBAL MEDICAL DEVICE CORPORATION

By: /s/ Natalia Vakhitova
Name: Natalia Vakhitova Title: Chief Financial Officer (principal financial officer and duly authorized signatory for the registrant)

Date: November 14, 2023