Form 10-K
period 2023-12-31
EVOME MEDICAL TECHNOLOGIES INC.
filed 2024-04-16
CIK 1617765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission File Number 333-255642

Evome Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification Number)

Shirley, New York, United States	11967
(Address of principal executive office)	(Zip Code)

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
Yes ☐ No ☒

As of December 31, 2023, the last business day of the registrant's most recently completed fiscal year, the aggregate market value of the voting stock held by non-affiliates of the registrant was $11,288,882 (based on the closing price of the common shares as reported on the TSXV of $ 0.21 per share).

As of April 9, 2024 (latest practicable date), 57,833,591 common shares, no par value, and 21,056,409 Class A shares, no par value, were outstanding.

EVOME MEDICAL TECHNOLOGIES, INC.AND SUBSIDIARIES

EXPLANATORY NOTE

On December 14, 2022, the Board of Directors of the Company approved a change to its fiscal year from February 28 to December 31. The Company's fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2023.

As used in this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "Evome" mean Evome Medical Technologies, Inc. and its subsidiaries (unless the context indicates a different meaning).

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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Evome Medical Technologies Inc. (formerly Salona Global Medical Device Corporation) is a U.S.-based corporation specializing in human performance and rehabilitative solutions. We achieve this through strategic acquisitions, leveraging the intellectual properties of specialized companies under our wholly-owned subsidiaries: Biodex Medical Systems, Inc. ("Biodex"), a New York corporation, South Dakota Partners, Inc., a South Dakota corporation ("SDP"), Mio-Guard, LLC, a Michigan limited liability company ("Mio-Guard"), DaMar Plastics Manufacturing Inc., a California corporation ("DaMar"), Simbex, LLC, a New Hampshire limited liability company ("Simbex"), ALG Health Plus, LLC, a Delaware limited liability company ("Health Plus"), and Arrowhead Medical, LLC ("Arrowhead"), a Minnesota limited liability company. These acquisitions enable us to develop, manufacture, and distribute medical devices, including proprietary and white-label products.

Our product portfolio comprises various devices used for pain management and physical therapy treatments, including isokinetic dynamometers, perturbation gait trainers, balance assessment and recovery devices, neuromuscular electrical stimulation ("NMES") devices, transcutaneous electrical nerve stimulation ("TENS") devices, ultrasound treatment devices, wearable technology, and other products designed for the prevention, treatment, and rehabilitation of the human body.

To achieve scalability, our strategy involves continuous product launches targeting the Private Practice Physical Therapy segment within the Physical Medicine Market. We prioritize enhancing accessibility to cost- effective and space-efficient products and services, specifically catering to individuals aged sixty-five and above, a demographic with consistent demand due to government-sponsored medical coverage in the U.S.

While our current operations mainly focus on recovery science and technologies aiding post-surgical recovery and disease prevention, we anticipate expanding further into the human performance and rehabilitation sector. We actively seek acquisition opportunities within and adjacent to this vertical to capitalize on the projected significant growth of the U.S. occupational and physical therapy services market.

According to forecasts from fortunebusinessinsights.com, this market is expected to reach USD 92.38 billion by 2030, with a compound annual growth rate ("CAGR") of 8.2% from USD 53.08 billion in 2023. Additionally, we aim to optimize our operations by prioritizing higher-margin products and business units.

Our common shares trade on the TSX Venture Exchange ("TSXV") under the symbol "EVMT." Our registered office is Suite 200E, 1515A Bayview Avenue, East York, Ontario, and our headquarters are located at 49 Natcon Drive, Shirley, NY, 11967.

Unless otherwise noted, all figures in this report are reported in Canadian Dollars.

Plan of Operations

Our primary objective is to establish ourselves as a leading developer, manufacturer, and supplier of non- invasive medical device products through both organic growth initiatives and the introduction of new product lines. Biodex Medical Systems, known for its distinguished reputation as the foremost provider of isokinetic dynamometer machines globally, forms a core part of our strategic approach. We aim to capitalize on this strong brand recognition within institutional settings such as hospitals and universities, while simultaneously expanding into the rapidly growing field of recovery medicine, with a specific focus on the private physical therapy market.

In the short term, the company has initiated measures to enhance its financial standing by reducing acquisition debts and optimizing its balance sheet through the divestment of non-core business units, namely Arrowhead, Simbex and Mio-Guard. With a dedicated focus on revenue and profit growth, we have recently launched the Reactive Step Trainer, a groundbreaking device aimed at enhancing balance and reducing the risk of tripping and falling, particularly among elderly patients. Additionally, we are preparing to introduce the SpaceTek Knee, an innovative isokinetic device developed in collaboration with NASA. These strategic endeavors are intended to meet the increasing market demand while reinforcing our reputation as pioneers in non-invasive medical device technology.

Our longer-term objectives encompass:

• Leveraging sales distribution networks to expand our distribution in U.S. and International channels,

• Increasing our product lines by developing, in-licensing or acquiring new intellectual property for protected devices that are synergistic with acquisitions,

• Increasing profits through debt reduction and operational efficiency to reduce supply chain risks, increase cash flow, and margins.

Growth Plan

We expect our recently introduced products in 2024 to drive organic growth and enhance profitability. The company is poised to expand its presence in the rapidly growing Private Physical Therapists market by offering affordable and space-efficient devices. Concurrently, we will sustain growth in the institutional market with our existing product line. We will continue our acquisition-oriented growth strategy leveraging the capital markets to target smaller U.S.-based private medical device companies by offering stock and cash to acquire such companies and integrate them into a large, broad-based medical device company. Through this growth strategy, we intend to increase our overall revenue and profits and therefore earnings per share by:

• Increasing revenues through international distribution networks in Europe, Australia, and other markets to increase sales for each acquired company.

• Increasing our product lines by developing, in-licensing or acquiring new intellectual property for protected devices that are synergistic with the acquisitions.

• Increasing profits through operational integration in an effort to reduce supply chain risks and increase cash flow and margin.

New Products

In 2024, we are proud to introduce two groundbreaking products: the SpaceTek Knee™ Device and the Reactive Step Trainer ("RST") by BiodexRehab. The SpaceTek Knee™ Device, developed in collaboration with NASA, is a portable, compact dynamometer isokinetic testing and rehabilitation device designed for small clinics. It offers portability, affordability, and high-quality performance, addressing joint issues at an accessible price point of approximately $25,000 (USD). The RST by BiodexRehab merges proven Gait Trainer technology with e-trip innovation to provide reproducible, task-specific step perturbation at a fraction of current machine costs, making balance training accessible to all clinicians and patients.

Looking ahead, Evome is poised for continuous growth and innovation in the expanding physical rehabilitation and recovery market. By prioritizing the creation of new IP and aiming for biannual product launches, we are committed to driving positive change in the industry. Recent acquisitions provide a solid foundation for developing cutting-edge products, offering flexibility for in-house manufacturing or strategic partnerships to optimize profitability.

OUR OPERATIONS

Biodex Medical Systems, Inc.

Overview

Established in 1970, Biodex specializes in rehabilitation equipment within the medical device market, offering dynamometers, treadmills, and balance trainers. All products are developed, designed, and manufactured in- house. These products are distributed both domestically in the United States and internationally, with a focus on Europe and Japan. Biodex operates from a single facility located in Shirley, New York, employing approximately 60 individuals and maintaining relationships with 50 distributor groups. Additionally, under a Contract Manufacturing Agreement with Mirion Technologies, Biodex manufactures nuclear medicine products.

Customers, Sales and Marketing

Our primary customers include physical therapists, athletic trainers, orthopedic surgeons, hospitals, universities, research centers, healthcare distributors, and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent clinicians.

We have operations in more than 25 countries and market products in more than 100 countries. We manage our operations through two major geographic segments – the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; International which is comprised principally of Europe, the Middle East and Africa markets, Asia Pacific, which is comprised primarily of Japan and China. There is approximately a even split of sales between the America’s and International business in 2023.

We market and sell products through two principal channels: 1) direct to healthcare institutions, such as hospitals or direct channel accounts; 2) directly to healthcare distributors.  With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, physical therapists’ practices and orthopedic surgeons title to product passes upon shipment or upon implantation of the product. Direct healthcare distributers represented approximately 75 percent of our net sales in 2023.

We utilize a network of sales associates, sales managers and support personnel, most of whom are employed or contracted by independent distributors and sales agencies. We invest a significant amount of time and expense in training sales associates in how to use specific products and how to best inform surgeons of product features and uses. Sales force representatives must have strong technical selling skills and medical education to provide technical support for surgeons.

In response to the different healthcare systems throughout the world, our sales and marketing strategies and organizational structures differ by region. We utilize a global approach to sales force training, marketing and medical education to provide consistent, high-quality service. Additionally, we keep current with key physical medicine developments and other issues related to physical therapy, orthopedic surgeons, and the clinical procedures they perform.

Products

Isokinetic Systems: Brands include System 4 Pro, System 4 MVP, System 4 Quick-Set, and SpaceTek Knee. Biodex's System 4 series currently dominates the market with over 60% market share. This success is attributed to a strong brand presence, continuous innovation, and favorable market conditions. With the introduction of the SpaceTek Knee, co-developed with NASA, Biodex anticipates further strengthening its market position.

Balance Testing and Training Devices: Brands include Balance System SD, BioSway, and Balance Games. Biodex holds a leading position in orthopedic, sports, and older adult balance equipment, excluding the Ear, Nose, and Throat ("ENT") sector. Versatility, innovative features like Vibrotactile feedback, and interactive rehabilitation games contribute to Biodex's competitive advantage.

Gait Trainers and Perturbation System: Brands include Gait Tainer 3, Gait Trainer Music Assisted, and Reactive Step Trainer ("RST"). While pioneering this field, Biodex has garnered attention for its innovative offerings, including the RST, which combines multiple functionalities at an affordable price point, setting it apart from competitors.

Government Regulation and Compliance

Government regulation and compliance are integral aspects of our business operations across various countries. In the United States, our activities are governed by an array of laws and regulations that oversee the entire lifecycle of medical devices from development to market entry. These regulations encompass statutes such as the Federal Food, Drug, and Cosmetic Act, alongside its corresponding regulatory framework.

Under the purview of the Food and Drug Administration (FDA), comprehensive regulations dictate the development, manufacturing, advertising, promotion, and postmarket surveillance of medical products, including devices. The FDA plays a critical role in ensuring that only safe and effective products reach the public by regulating market access through rigorous processes. On an international scale, we collaborate closely with our regional distributors to guarantee adherence to regulations, ensuring that regulatory submissions are promptly and accurately handled.

DaMar Plastics Manufacturing, Inc.

Overview

DaMar, based in El Cajon, California, was established in 1970 as a custom plastics injection molding business. Its services extend beyond injection molding to include assembly, packaging, and mold making. Acquired by the company in September 2022, DaMar complements existing services, catering to various industries, including medical devices, satellite technology, and consumer products.

Products

Specializing in injection molded parts, DaMar serves diverse sectors such as medical, construction, consumer products, and Original Equipment Manufacturer ("OEM") companies. The company offers value-added solutions such as assembly, packaging, and printing. DaMar is known for its regional leadership in utilizing sustainable materials like recycled and biodegradable plastics.

Regulatory

DaMar adheres to a Quality Management System certified by ISO 9001:2015. It is in the process of obtaining ISO 13485 certification. While not FDA registered, DaMar's customers, mainly from the medical device industry, often hold FDA registration.

Market

DaMar operates within the global plastic contract manufacturing market, which reached US$ 32.4 billion in 2021. The market is expected to grow to US$ 44.52 billion by 2027, driven by demand from consumer electronics and medical device industries. DaMar focuses on the U.S. market, emphasizing its use of recycled materials and commitment to "Made in the USA" products. (Source: Plastic Contract Manufacturing Market: Global Industry Trends, Share, Size, Growth, Opportunity and Forecast 2022-2027 (imarcgroup.com)

Marketing Strategies

DaMar primarily relies on its reputation, word of mouth, and website for sales. It targets customers across various industries, leveraging its expertise in sustainable materials and custom molding capabilities.

South Dakota Partners, Inc.

Overview

Based in Clear Lake, South Dakota, SDP specializes in white-label medical device manufacturing, primarily focusing on pain management, cold and hot therapy, TENS, NMES, Pulsed Electromagnetic Field Technology (“PEMF”), and ultrasound therapy. The majority of SDP's revenue is derived from services related to production, production planning, shipping, and packaging and servicing products. SDP offers an end-to-end solution for the supply chain within the medical device industry. SDP not only assists in the development of medical device products but also provides the layout and design of the entire production process of a device, from sourcing to final fulfillment, which requires expertise from engineers of many different disciplines, compliance experts, and technical experts. This process often includes the production of specialized automated robotic systems for use in reducing cost and increasing efficiency and fidelity of the process.

Products

SDP offers end-to-end solutions for medical device supply chains, including production, packaging, and servicing. Its services encompass production planning, shipping, and technical support. SDP also provides repair services and manages customer interactions from order placement to final delivery.

Technologies

SDP utilizes various technologies such as TENS, PEMF, NMES, Hot/Cold Therapy, Laser Treatment, and Continuous Passive Motion ("CPM"). These technologies cater to pain management and post-surgical care needs.

Regulatory

Registered with the FDA as a contract manufacturer and importer of medical devices, SDP adheres to ISO 13485:2016 standards. It maintains quality agreements with customers and employs regulatory experts to ensure compliance with FDA regulations.

Market

SDP serves medical device companies globally, with a focus on the U.S. healthcare industry. The aging population and increasing demand for post-surgical care drive market growth. SDP mitigates risks associated with economic downturns through its diversified customer base.

Marketing Strategies

SDP's sales rely on reputation, word of mouth, and industry contacts. SDP's go-to-market strategy includes in-person interactions and participation in industry events.

Simbex, LLC

Overview

Based in Lebanon, New Hampshire, our subsidiary Simbex is a medical device and consumer health product design and development firm. Simbex offers both engineering services and commercialization strategy consulting for the Company's subsidiaries and other companies of all sizes. Simbex takes a holistic approach to product design and development to ensure any products it develops are not only engineered well but have excellent market fit. Products range from wearable technology to products for physical stability. Given the nature of its services, Simbex has been instrumental in developing and innovating IP-based assets for its customers and has agreements that generate ongoing royalties.

Products - Engineering Expertise

Simbex offers services for mechanical & electrical design & engineering, design & human factors, software & web development, and applied research and algorithm development. Simbex approaches its services from a systems integration viewpoint with a process that starts by defining functional requirements and specifications of the design that take into consideration every step of the product life cycle. The outcome allows the final product to not only seamlessly integrate to meet functional needs, but also allows the product to integrate with external systems to meet manufacturing, distribution, packaging, and maintenance needs. By incorporating user feedback throughout development, Simbex creates products that meet human needs. Simbex has a diverse group of developers to cover the needs of users from embedded firmware to cloud based solutions. Drawing from their background in academic research and data analytics, Simbex helps drive product direction and strategy that is based on sound science and actionable data.

Quality and Regulatory

Simbex maintains a Quality Management System which is compliant to ISO 13485 and the FDA's Quality System Regulation 21 CFR 820 for the development of medical devices and meets all applicable regulatory standards. Its experienced engineering staff has developed products for many industry-leading companies and provide a detailed Design History File, Device Master Record, and Risk Analysis compliant with ISO 14971.

Commercialization Strategy

Simbex recognizes that great products require both technical implementation and well- thought-out business strategy. In collaboration with its engineering process, Simbex's commercialization strategy team helps companies understand product market fit, regulatory strategy, reimbursement opportunities, and general business requirements. In the United States, medical device manufacturers must undergo rigorous testing and registration processes. Simbex brings unique expertise to these businesses in the design, registration, and go to market strategy for businesses attempting to take novel medical devices to market.

Market

Simbex services medical device and consumer health companies with operations predominantly in the U.S. The U.S. healthcare industry continues to grow rapidly as the population of 65+ individuals continues to climb. The U.S. healthcare industry is often seen as not being acyclical or as being recession resistant due to the critical nature of its services. Simbex strives to innovate and develop products that meet the needs of the rapidly aging U.S. population and assist clients and the Company in growing revenues, improving products, and developing IP.

Marketing Strategies

Simbex is recognized as a premier product design and development firm. Its business is driven by reputation, word of mouth and contacts known within the industry.

On April 2, 2024, the Company entered into and completed a divestiture of Simbex pursuant to a membership interest purchase agreement with the acquiring company ("Simbex Purchaser") providing for the acquisition of all ownership interests of Simbex by the Simbex Purchaser.

ALG Health Plus, LLC

On November 29, 2021, in connection with the acquisition of certain assets of ALG Health, LLC, the Company launched a new U.S. sales subsidiary called ALG Health Plus, LLC ("ALG Health Plus"), aimed at selling medical devices and supplies to small, independent hospitals and group purchasing organizations ("GPOs"), organizations that offer small medical offices and clinics access to devices and supplies on a larger scale creating efficiencies by aggregating purchasing volumes. As the Company continues to acquire and develop additional products, we also look to expand sales opportunities by ALG Health Plus with those products. ALG Health Plus was developed in partnership with experienced sales executives to attempt to sell medical supplies and devices to GPO's and other large businesses and systems. The sales channel for ALG Health Plus is dormant at this time.

Mio-Guard, LLC

Overview

Acquired in March 2022, Mio-Guard specializes in wholesaling sports medicine products across the U.S., with a focus on the Midwest, South and Central regions. Its clientele includes athletic training rooms, physical therapy clinics, and various sports institutions.

Products

Mio-Guard offers products for injury prevention and recovery, including capital equipment furnishings, capital equipment modalities, supplies for preventative care, and supplies for injury and rehabilitation. Its products cater to the needs of athletic trainers, physical therapists, and sports institutions.

Market

Mio-Guard targets physical therapists and athletic trainers, capitalizing on the growing demand for sports medicine products, especially in the aging U.S. population. The cyclical nature of the U.S. healthcare industry and the critical nature of its services ensure sustained demand for Mio-Guard's products.

Marketing Strategies

Mio-Guard employs a combination of contracted and employed sales representatives to target its customer base. Its sales strategy includes in-person meetings, participation in industry events, and targeted social media campaigns. Additionally, Mio-Guard offers installation and design services, setting it apart from competitors.

In March of 2024, the Management made the decision to wind-down the operations of Mio-Guard.

Arrowhead Medical LLC

Overview

Acquired in May 2023, Arrowhead specializes in providing the highest quality healthcare products to the hospitals, private practice, rehabilitation, long-term care and sports medicine markets, operating as a sales and distribution business primarily in the Midwestern United States.

Products and Services

Arrowhead provides design layout services to maximize the performance and revenue potential of its customers, creating functionality, efficient user flow, and the most appropriate mix of equipment. Arrowhead procures equipment from top brands in the rehabilitation industry and provides white glove delivery and installation. Arrowhead also provides training and support post-installation.

Market

Arrowhead serves hospitals, clinics, long-term care facilities and sports medicine facilities in the rehabilitation market and takes a full-service approach to designing, procuring, installing and training.

Marketing Strategy

Arrowhead markets its services and products through referrals and various internet advertising activities.

Business Update

On January 15, 2024, the Company entered into and completed a divestiture of Arrowhead pursuant to a membership interest purchase agreement with the former owner of Arrowhead providing for the acquisition of all of the ownership interests of Arrowhead by the purchaser.

EMPLOYEES

As of December 31, 2023, the Company and its subsidiaries had no full-time and no part-time employees in Canada and had 195 full-time employees and 10 part-time employees in the U.S. through its subsidiaries.

AVAILABLE INFORMATION

Our investor relations website address is www.evomemedical.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains a website that contains reports, proxy statements, information statements and other information regarding issuers that file electronically with the SEC. The SEC's website is located at http://www.sec.gov.

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

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations and meet existing obligations resulting from acquisitions in order to continue as a going concern.

SRCO Professional Corporation, our independent registered public accounting firm for the fiscal year ended December 31, 2023, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the twelve months ended December 31, 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

As of December 31, 2023, we had approximately $0.9 million of cash. In order to have sufficient cash to fund these obligations, we will need to raise additional equity or debt capital or restructure the payment terms for those obligations in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

We are subject to debt instruments and restrictive covenants that may impede our ability to conduct our business.

We are subject to various restrictive covenants and events of default, including payment of interest and principal when due, under the following loans, credit facilities and forbearance agreements:

• a commercial loan agreement entered into by our subsidiary SDP with a third party financial institution on June 9, 2021 in connection with a US $5,400,000 revolving loan facility with payments due monthly, under which approximately $2.8 million is owed as of December 31, 2023;

• a secured promissory note issued by SDP in the principal amount of $1,014,000 maturing on June 1, 2024;

• On January 13, 2023, three operating subsidiaries of the Company, DaMar, Mio-Guard, and Simbex entered into a Loan and Security Agreement and related Schedule with Pathward National Association to increase the Company’s aggregate credit line availability by up to US $5,500,000;

• on September 12, 2023 we entered into a Master Credit and Security Agreement with Pathward, National Association (the "Pathward Credit Agreement") pursuant to which we obtained a secured revolving loan of up to $3.0 million in order to, among other things, satisfy certain obligations relating to our acquisitions, under which approximately US $1.4 million is owed as of December 31, 2023;

• Forbearance Agreement dated August 4, 2023 entered into by our subsidiary after our failure to make timely payments required by the acquisition agreement entered in March 2023 for the acquisition of the capital stock of Biodex Medical Systems, Inc. ("Biodex"). Pursuant to the Forbearance Agreement, the seller agreed to forbear from exercising its rights and remedies under the Biodex acquisition agreement, including certain the right to accelerate the maturity and demand immediate payment of the indebtedness, through the earlier to occur of a default thereunder; or July 31, 2025. Under the Forbearance Agreement, we are subject to certain debt service payments and covenants, including:

o All past due amounts shall accrue interest at 12% per annum;

o The payment each month commencing August 2023 of all of our cash in excess of US $2.5 million at the end of each month until late payments, including accrued interest are current with the original debt payment schedule;

o The payment of 50% of any capital raised until the late payments are current with the original debt schedule;

o Obtaining prior consent from the Biodex Seller before we can make capital expenditures in excess of US $100,000 for any reason other than repair of equipment needed for our operations;

o We cannot declare a dividend or initiate a share repurchase until such time as the obligations under the original debt schedule are current;

o We cannot engage in any merger or acquisition activities until such time as the obligations under the original debt schedule are current or are brought current as a result of the merger or acquisition; and

o We are required to utilize 80% of any available credit lines or such percentage as allowed by our lender(s) to access cash until the obligations under the original debt schedule are current.

The loan and credit agreements described above contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to incur debt or liens, merge or consolidate with others, dispose of assets, or make investments or pay dividends. Our credit facilities also contain financial covenants requiring us to satisfy and maintain compliance with a total leverage ratio and an interest coverage ratio. If there is an event of default under the above mentioned loans, credit facilities or forbearance agreements, the principal amount owing thereunder, plus accrued and unpaid interest, may be declared immediately due and payable. If such an event occurs, it could have a material negative financial impact on the Company. Any extended default under such loans, credit facilities or forbearance agreements could result in the loss of our entire business. In addition, the credit facilities and forbearance agreements include various conditions and covenants that require us to obtain consents prior to carrying out certain activities and entering into certain transactions. The inability to meet these conditions and covenants or obtain the required consent to carry out restricted activities could materially and adversely affect our business and results of operations.

We require additional capital in order to satisfy our obligations incurred in connection with certain of our acquisitions. If we do not obtain such additional capital, it could have a material adverse effect on our financial condition and ability to continue as a going concern.

We will need to raise debt or equity capital in the near future in order to repay outstanding obligations we incurred in connection with the Simbex and Biodex Medical Systems, Inc. acquisitions when they mature. In the case of Biodex Medical Systems, these amounts consist of (i) US $2 million due on July 1, 2023, US $3 million due on October 1, 2023 and US $2 million due on January 1, 2024 and in the case of Simbex, consist of approximately US $3.3 million in earnout payments due in April 2023. If we are unable to raise sufficient capital to repay these obligations. Furthermore, our acquisition obligations could adversely affect our financial condition and restrict us in ways that limit our flexibility in operating our business, including: requiring us to dedicate significant cash flow from operations to the payment of amounts payable on our acquisition obligations, which would reduce the funds we have available for other purposes; making it more difficult or expensive for us to obtain any necessary future financing; increasing our leverage and reducing our flexibility in planning for or reacting to changes in our industry and market conditions; making us more vulnerable in the event of a downturn in our business; and exposing us to interest rate risk given our debt obligations at variable interest rates. In addition, our ability to make scheduled payments on or to refinance our obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors, some of which are beyond our control.

If we are unable to raise sufficient capital to repay our and acquisition obligations or debt at maturity and we are otherwise unable to extend the maturity dates, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates. Upon a default, the lender, and the counterparty to certain of the acquisition agreements would have the right to exercise its rights and remedies to collect against us. Accordingly, a default would have a material adverse effect on our business and we may be forced to consider to seek bankruptcy protection.

We have a history of operating losses and negative cash flow and we anticipate that we will need to raise additional funds to finance operations.

We have a history of operating losses and negative cash flow. We have incurred recurring net losses, including net losses from operations before income taxes of $15.5 million and $19.0 million for the year ended December 31, 2023 and the ten months ended December 31, 2022, respectively. We used $0.9 million and $0.8 million of cash for operating activities during the year ended December 31, 2023 and the ten months ended December 31, 2022, respectively.

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

We have funded our operations primarily with proceeds from public and private offerings of our common shares and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, the terms of the private placement transactions that we completed in the past, and increasingly restricted availability of credit, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

We may not be able to refinance, extend or repay our substantial indebtedness owed to our senior secured lender, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations owed to our lenders when they mature. As of December 31, 2023, we owed our senior secured lender $9.7 million. As of December 31, 2023, no installment payment had yet been made on the balance. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our senior secured lender would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

We have been operating under a forbearance agreement since August 2023 related to our failure to comply with certain required payments and covenants relating to the Biodex acquisition. We cannot provide any assurance that our lender or the Biodex Seller would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender or the Biodex seller not agreeing to a waiver for the non- compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

Our financial condition may impair our ability to obtain credit terms with our suppliers.

Our supplier contracts typically provide us with payment terms of at least thirty (30) days. However, our financial condition may make it difficult for us to continue to receive payment terms of at least thirty (30) days or may result in one or more of our suppliers making demand for adequate assurance, which could include a demand for payment-in-advance. If we are unable to obtain reasonable payment terms or if any of our material suppliers were to successfully demand payment in advance, it could have a material adverse effect on our liquidity.

RISKS RELATED TO OUR BUSINESS

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

Healthcare reform laws significantly affect the U.S. healthcare services industry. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. That impact may be material to our business, financial condition or results of operations. Legislative or executive order healthcare reform in the U.S. has the potential to render the U.S. medical device marketplace unpredictable. A fully government-run healthcare system might expand demand for healthcare services to previously uninsured populations but may also reduce or eliminate healthcare consumer choice as well as commercial incentives for innovation. Although we do not collect revenue by billing insurance providers, changes in reimbursement by public or private insurance could reduce the profitability of providing physical therapy services, and indirectly decrease demand for our products or our acquisition targets.

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

One of our business strategies has been to expand our domestic and international markets in part through acquisitions and joint ventures and we expect to continue to make acquisitions and enter into joint ventures in the future. Such transactions require significant management attention, and may place significant demands on our operations, information systems, legal, regulatory, compliance-functions and financial resources. There is a risk that one or more of our acquisitions may not succeed. We cannot be sure, for example, that we will achieve the benefits of revenue growth that we expect from these acquisitions or joint ventures or that we will avoid unforeseen additional costs, taxes or expenses. Furthermore, some of our acquisitions and future acquisitions have given rise to an obligation to make contingent or earnout payments or to satisfy certain repurchase obligations, which payments have had, and could have material adverse impacts on our financial results individually or in the aggregate. For several of our acquisitions, we are in default regarding the earnout obligations owed to the sellers and have negotiated forbearance agreements regarding such outstanding obligations. The strain on our operations resulting from these forbearance arrangements could have a further material adverse effect on our financial results.

Our ability to successfully implement our acquisition and joint venture strategy depends upon, among other things, the following:

• the availability of suitable acquisition or joint venture candidates at acceptable prices;

• our ability to consummate such transactions, which could potentially be prohibited due to U.S. or foreign antitrust regulations;

• the liquidity of our investments and the availability of financing on acceptable terms;

• our ability to retain customers or product lines of the acquired businesses or joint ventures;

• our ability to retain, recruit and incentivize the management of the companies we acquire; and

• our ability to successfully integrate these companies' operations, services, products and personnel with our culture, management policies, legal, regulatory and compliance policies, cybersecurity systems and policies, internal procedures, working capital management, financial and operational controls and strategies.

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

Our ability to meet our customers' expedited delivery expectations is an integral component of our business strategy for which our customers rely. Shipping is a significant expense in the operation of our business. We ship almost all of our orders through third-party delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have a material adverse effect on our business, financial condition or operating results. While we have recently experienced increases in the cost of shipping, we do not expect these additional expenses to be material to our results. However, it is possible that such costs could be material in the future. Similarly, strikes or other service interruptions by those shippers, including at transportation centers or shipping ports, could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis.

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

Our customers often depend on third-party coverage and reimbursements. The failure of healthcare programs to provide coverage and reimbursement, or reductions in levels of reimbursement, could have a material adverse effect on our business.

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

We may not be successful in marketing our products and services. In order to sustain and increase revenues, our products and services must achieve a significant degree of market acceptance. If we are unable to promote, market and sell our products and services or secure relationships with customers, our business, financial condition and results of operations would be materially adversely affected. Levels of market acceptance for products and services could be impacted by several factors, many of which are not within our control, including but not limited to: safety, efficacy, convenience and cost-effectiveness of our products and services; scope of approved uses and marketing approval; difficulty in, or excessive costs to, manufacturing; infringement or alleged infringement of the patents or intellectual property rights of others; maintenance of business arrangements with healthcare providers; availability of alternative products or services from competitors; and acceptance of the price of products and services. If our competitors are able to develop and market products that are preferred over those offered by us, are able to grow service businesses that are preferred over our services or other businesses preferred over other products and services that may be developed, we may not be able to generate sufficient revenues to continue our operations. We may not be able to contend successfully with competitors. The medical device industry is highly competitive and subject to significant and rapid technological changes as new technologies, services and treatments are developed. We plan to market our products in other countries besides the U.S. We may not succeed in our marketing efforts. We may incur substantial initial costs associated with entering a new market. It may take time to meet all the legal, regulatory and economic burdens of entering a new market, and those costs may not be recouped for some time or at all, which may have an impact upon our financial performance.

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

Our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of disease outbreaks, epidemics, pandemics, similar wide-spread public health concerns and other natural disasters. For example, from early 2020 until 2023, the U.S. and other world economies have experienced turmoil due to the novel coronavirus pandemic and related "shelter-in-place" orders and other governmental mandates ("COVID-19"). The COVID-19 pandemic has had, and continues to have, an unprecedented impact on society, worldwide economic activity, and the health care sector. The COVID-19 pandemic has already disrupted, and could potentially further disrupt, our supply chain or interfere with normal business operations due to the loss of employee availability. The COVID-19 pandemic and the governmental responses to it had, and may again have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. We may again experience material adverse impacts to our business, results of operations and cash flows as a result of, among other things, the global economic impact of the COVID-19, including any recession that may occur in the future, or a prolonged period of economic slowdown. The impact of the COVID- 19 pandemic may also exacerbate other risks discussed below, any of which could have a material adverse effect on us.

MACRO ECONOMIC AND POLITICAL RISKS

Uncertain global and domestic macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Uncertain global and domestic macro-economic and political conditions that affect the economy and the economic outlook of the U.S., Europe, Asia and other parts of the world could materially adversely affect our results of operations and financial condition. These uncertainties, include, among other things:

• election results;

• greater restrictions on imports and exports;

• supply chain disruptions;

• changes in laws and policies governing health care or data privacy;

• tariffs and sanctions;

• changes to the relationship between the U.S. and China; • sovereign debt levels;

• the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;

• consumer confidence;

• unemployment levels (and a corresponding increase in the uninsured and underinsured population);

• changes in regulatory and tax regulations;

• interest rate fluctuations, and strengthening of the dollar, which have and will continue to impact our results of operations;

• availability of capital;

• increases in fuel and energy costs;

• the effect of inflation on our ability to procure products and our ability to increase prices over time and pass through to our customers price increases we may receive;

• changes in tax rates and the availability of certain tax deductions;

• increases in labor costs;

• increases in health care costs;

• our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters;

• the threat or outbreak of war, terrorism or public unrest (including, without limitation, the war in Ukraine and the possibility of a wider European or global conflict); and

• changes in laws and policies governing manufacturing, development and investment in territories and countries where we do business.

Additionally, changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending, and/or higher income or corporate taxes, which could depress spending overall. Recessionary or inflationary conditions and depressed levels of consumer and commercial spending may also cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause suppliers to reduce their output or change their terms of sale. We have experienced inflationary pressures, including higher freight costs and interest expense. Although inflation impacts both our revenues and costs, the depth and breadth of our product portfolio often allows us to offer lower-cost national brand solutions or corporate brand alternatives to our more price-sensitive customers who are unable to absorb price increases, thus positioning us to protect our gross profit. The strengthening of the dollar, likewise, has impacted our revenues and costs, but neither inflation nor exchange rates have materially impacted our results of operations in fiscal year 2023. We generally sell products to customers with payment terms. If customers' cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to, or may delay, payment to us. Likewise, for similar reasons suppliers may restrict credit or impose different payment terms.

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

We strive to be compliant with the applicable laws, regulations and guidance described below in all material respects, and believe we have effective compliance programs and other controls in place to ensure substantial compliance. However, compliance is not guaranteed either now or in the future as certain laws, regulations and guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as, future changes, additions and enforcement approaches, including in light of political changes. When we discover situations of non-compliance, we seek to remedy them and bring the affected area back into compliance. Changes with respect to the applicable laws, regulations and guidance described below may require us to update or revise our operations, services, marketing practices, and compliance programs and controls, and may impose additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a material adverse effect on our business. There can be no assurance that current and future government regulations will not adversely affect our business, and we cannot predict new regulatory priorities, the form, content or timing of regulatory actions, and their impact on the health care industry and on our business and operations.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management's attention.

The medical device industry experiences significant product liability claims. As a supplier of medical devices and equipment to hospitals, group purchasing organizations and other customers, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of medical devices entails a high risk of these claims. In addition, we may be required to participate in recalls involving these devices if any of our devices prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Our other products may also be subject to product liability claims or recalls. We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Our business may become subject to future product certification regulations, which may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the U.S. Environmental Protection Agency and the California Air Resources Board, to sell certain of our products in the United States and internationally. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products or in civil or criminal penalties.

We anticipate that regulatory bodies will establish certification procedures and impose regulations on fuel cell enabling technologies, which may impair our ability to distribute, install and service these systems. Any new government regulation that affects our advanced fuel technologies, whether at the foreign, federal, state or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our systems. As a result, these regulations may have a negative impact on our business, results of operations and financial condition.

We may be subject to certain conflicts of interest.

Certain of our directors and officers will be engaged in, and will continue to engage in, other business activities on their own behalf and on behalf of other companies and, as a result of these and other activities, such directors and officers may become subject to conflicts of interest. Our independent members of the Board will review any such transactions and report to the Audit Committee of the Board. The Business Corporations Act (British Columbia), as amended, including the regulations promulgated thereunder (the "BCBCA") provides that in the event that a director has a material interest in a contract or proposed contract or agreement that is material to an issuer, the director shall disclose his interest in such contract or agreement and shall refrain from voting on any matter in respect of such contract or agreement, subject to and in accordance with the BCBCA. To the extent that conflicts of interest arise, such conflicts will be resolved in accordance with the provisions of the BCBCA.

We are required to comply with the Exchange Act's domestic reporting regime, which causes us to incur significant legal, accounting and other expenses.

We are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We may also be required to make changes in our corporate governance practices in accordance with various SEC rules. As a result, we expect that compliance would increase our legal and financial compliance costs and is likely to make some activities highly time consuming and costly. Because we are required to comply with the rules and regulations applicable to U.S. domestic issuers, it may be more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

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

Our products may be subject to recall, which would harm our reputation and business. The FDA and similar governmental authorities in other countries have the authority to require the recall of medical device products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with customers. There can be no assurance that we will not have product recalls in the future or that such recalls will not have a material adverse effect on our business.

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

Our properties are all located in the U.S. and most costs associated with these properties are paid in U.S. dollars. At this time, all revenues are earned in U.S. dollars. If we are successful in marketing products to Europe and Japan, revenues may be earned in euros, yen and other diverse currencies. Marketing costs may also be incurred in such currencies. There can be significant swings in the exchange rate between these currencies and the Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

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

RISKS RELATED TO OUR COMMON SHARES

Our common shares are a high-risk investment, as there presently is a limited market for our common shares, and the price of our common shares may continue to be volatile.

Our common shares are publicly traded in Canada on the TSX Venture Exchange (the "TSXV") under the trading symbol "EVMT" and on the OTC Pink Sheets under the trading symbol "LNDZF." We are not listed on any U.S. national securities exchange. Consequently, there is a limited trading market for our common shares, which may affect the ability of shareholders to sell our common shares in the U.S. and the prices at which they may be able to sell our common shares. The TSXV is a smaller exchange in Canada and a U.S. broker may not facilitate trades in Canada. The market price of our common shares has been volatile and fluctuates widely in price in response to various factors which are beyond our control. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the medical device industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common shares and the relative volatility of such market price. The price of our common shares is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common shares.

In the U.S., our common shares are considered a "penny stock." The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". These rules further restrict the trading activity and marketability of our common shares. As a result of the foregoing, an investment in our common shares should be considered a high-risk investment.

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

Resales of our common shares in the U.S. must comply with state blue sky laws.

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

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

We are incorporated under the Business Corporations Act (British Columbia), as amended (BCBCA). The rights of holders of our common shares are governed by the laws of the Province of British Columbia, including the BCBCA, by the applicable laws of Canada, and by our Articles, as amended (the "Articles"), and our bylaws (the "bylaws"). These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.

It may be difficult to enforce judgments or bring actions outside the U.S. against us and our directors.

We are a British Columbia corporation and, as a result, it may be difficult or impossible for an investor to enforce in courts outside the U.S. judgments obtained in U.S. courts based upon the civil liability provisions of U.S. federal securities laws against these persons and the Company; or bring in courts outside the U.S. an original action to enforce liabilities based upon U.S. federal securities laws against these persons and the Company.

GENERAL RISKS

Our future success is substantially dependent upon our senior management, and our revenues and profitability depend on our relationships with capable sales personnel as well as customers, suppliers and manufacturers of the products that we distribute.

Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Michael Seckler, our Chief Executive Officer. The loss of the services of Mr. Seckler could have a material adverse effect on our business. We do not currently have "key man" life insurance policies on any of our employees. Competition for senior management is intense, burnout and turnover rates are increasing workplace concerns during and after the COVID-19 pandemic, and we may not be successful in attracting and retaining key personnel. Additionally, our future revenues and profitability depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as customers, suppliers and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES.

Our corporate headquarters is in Shirley, New York. The table below provides selected information regarding the leased principal properties used in our operations.

		Lease	Approximate
		Termination	Square
Location	Use	Date	Footage
Clear Lake, South Dakota	Manufacturing facility and office space (SDP)	10/33	77,000
Lebanon, New Hampshire	Office facility (Simbex)	09/24	10,548
Holt, Michigan	Distribution facility (Mio-Guard)	10/26	18,414
El Cajon, California	Manufacturing facility and office space (DaMar)	06/26	38,960
Grand Rapids, MN	Distribution facility (Arrowhead)	05/28	10,000
Shirley, NY	Distribution Facility (Biodex)	8/30	31,305

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Information for our Common Shares

Our common shares have been traded on the TSXV under the symbol "EVMT" since January 22, 2024. From December 16, 2020, through January 21, 2024, our common shares traded on the TSXV under the symbol "SGMD". From January 15, 2020, through December 15, 2020, our common shares traded on the TSXV under the symbol "BRTL". The TSXV is the only trading market for our common shares. Our common stock is not traded on any U.S. exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Markets. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors, including the requirement that brokers deliver certain risk disclosure documents and other information about the pricing and broker compensation, information that may have little to do with a company's operations or business prospects. As a result of these rules, investors may find it difficult to sell their shares in the U.S. trading market.

The Company's Class A Common Shares have the same rights as the Company's Common Shares, except that the Class A Common Shares (i) are non-voting except as required under the Business Corporations Act (British Columbia), (ii) are subject to restrictions on transfer other than in connection with conversion to Common Shares, transfer to family members and transfers for tax or estate purposes to affiliated companies or persons, and (iii) have limitations on conversion into Common Shares. The Class A Common Shares are convertible into Common Shares on a 1:1 basis, subject to a beneficial ownership limit that restricts any conversion that would result in the holder beneficially owning more than 9.9% of the outstanding number of Common Shares after giving effect to the issuance of the Common Shares upon conversion. Upon the occurrence of a Change of Control Event as defined in the terms of the Class A Common Shares, the Class A Common Shares shall be mandatorily converted 1:1 into Common Shares. Certain of the agreements covering acquisition transactions also impose limits on the conversion of Class A Shares to Common Shares, including provisions in the Simbex, Mio-Guard, DaMar and Arrowhead agreements that restrict conversion of the Class A Shares if the holder beneficially owns more than 500,000 Common Shares, and similar provisions in the SDP agreement that impose a limit of 368,500 Common Shares.

Holders

As of April 9, 2024, there were approximately 41 holders of record holding 57,833,591 common shares of the Company. This number includes an indeterminate number of shareholders whose shares are held by brokers in street name through depositaries, including CDS & Co.

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

Unregistered Sales of Securities

The information contained in Note 13 to the Company’s financial statements regarding the sale or issuance of securities during the year ended December 31, 2023 is incorporated by reference in this Item 5.  These transactions represent securities issued by the Company during the year ended December 31, 2023 which were not registered under the Securities Act. We issued all of the securities listed in Note 13 to accredited investors pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act or pursuant to Regulation S promulgated under the Securities Act.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in this Annual Report on Form 10-K, the terms "the Company," "us," "our," the "Company" and "Evome" mean Evome Medical Technologies Inc. (formerly known as Salona Global Medical Device Corporation) (a corporation incorporated under the laws of the Province of British Columbia formerly known as Brattle Street Investment Corp.) and its subsidiaries (unless the context indicates a different meaning).

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. A discussion regarding our financial condition and results of operations for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022 is presented under "Results of Operations" further below in this Item 7.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with consolidated financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. This annual report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, economic and competitive conditions, the successful integration of its acquisitions and realization of the expected benefits of such acquisitions, regulatory changes and other uncertainties, the general expansion of its business, and other statements which are not statements of current or historical facts.

The forward-looking statements contained in this annual report are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. Future developments affecting us may not be those that the Company anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond its control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in this Report, all of which are difficult to predict. Should one or more of these risks or uncertainties materialize or should any of these assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. The Company cautions you that forward-looking statements are not guarantees of future performance and that its actual results of operations, financial condition and liquidity, and developments in the industry in which it operates may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if the Company's results or operations, financial condition and liquidity, and developments in the industry in which it operates are consistent with the forward- looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

The Company previously issued full year 2023 projections for revenues, gross margin, and earnings in a press release dated February 9, 2023 that is available at www.sedarplus.com. Since these projections were communicated, the management team of the Company has changed substantially, and the strategic direction was updated mid-year. As a result, the projections for revenue, gross margin, and earnings were not achieved.

Currency

Financial information presented in this Report is presented in Canadian dollars, unless otherwise indicated.

OVERVIEW

On March 11, 2021, we completed the Change of Business, as defined by the TSX Venture Exchange, to become an acquisition-oriented business focused on human performance and rehabilitative solutions with plans to achieve scale through further acquisitions and organic growth. We presently intend to operate in the recovery science market, including postoperative pain, wound care and other markets serving the aging population in the U.S.

On May 21, 2021, the Company acquired South Dakota Partners Inc. ("SDP") through a subsidiary. SDP operates a large state-of-the-art production facility located in the State of South Dakota currently producing proprietary and white label medical devices for pain management, cold and hot therapy, NMES, PEMF and ultrasound. Results relating to SDP contained in this Report covers the period from March 1, 2022, through December 31, 2023.

On September 30, 2021, the Company acquired Simbex, LLC ("Simbex"), a medical device and consumer health product design and development firm. They offer both engineering services and commercialization strategy consulting for the Evome subsidiaries and other companies of all sizes. Results relating to Simbex contained in this Report cover the period from March 1, 2022, through December 31, 2023.

On November 29, 2021, the Company acquired the customer lists, sales orders and supply agreements, and related sales channel and intellectual property assets of ALG-Health, LLC ("ALG"), a business engaged in the selling medical devices and supplies to small, independent hospitals, group purchasing organizations, medical offices and clinics, in exchange for non-voting securities of ALG Health Plus which are exchangeable for up to a maximum of 21,000,000 nonvoting Class A shares of the Company subject to the achievement of certain revenue and EBITDA targets. In connection with the transaction, our subsidiary ALG Health Plus entered into an exclusive supply agreement with ALG. Results relating to ALG Health Plus contained in this Report cover the period from March 1, 2022, through December 31, 2023.

On March 11, 2022, the Company acquired Mio-Guard, LLC ("Mio-Guard"), a Michigan based company engaged in the wholesale sale of sports medicine products in the mid-western, southern and central U.S., through a wholly owned subsidiary. Since 2009, the team at Mio-Guard has sold into the athletic training, physical therapy and orthopedics markets for sports medicine products. Mio-Guard has over 50 sales representatives in the U.S. with a focus on the Midwest, South and Central U.S. and long-standing relationships with institutions ranging from high school to college to professional athletics. Results relating to Mio-Guard contained in this Report cover the period from March 11, 2022, through December 31, 2023.

On September 23, 2022, the Company acquired DaMar Plastics, Inc, a California based company that manufactures custom plastics. In addition to providing plastic injection molding parts to their customers, DaMar Plastics also offers several ancillary, including but not limited to assembly, packaging and mold making. The business capability matches well with the electromedical, and assembly services offered by South Dakota Partners (SDP). Results relating to DaMar Plastics contained in this Report cover the period from September 23, 2022, through December 31, 2023.

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc. ("Biodex"), which consists principally of the Biodex Physical Medicine business. Results relating to Biodex contained in this Report cover the period from April 3, 2023, through December 31, 2023.

On May 15, 2023, the Company entered into and completed the acquisition pursuant to a Stock Purchase Agreement with the owner of Arrowhead Medical, LLC ("Arrowhead") providing for the acquisition of all of the ownership interests of Arrowhead. Results relating to Arrowhead contained in this Report cover the period from May 15, 2023, through December 31, 2023.

RECENT DEVELOPMENTS

On January 15, 2024, the Company entered into and completed a divestiture of Arrowhead pursuant to a membership interest purchase agreement with the former owner ("Arrowhead Purchaser") providing for the acquisition of all of the ownership interests of Arrowhead by the Arrowhead Purchaser. Pursuant to this divestiture, the Arrowhead Purchaser (i) assumed US$0.4 million of Arrowhead's debt; (ii) made a cash payment of US$0.2 million to the Company; (iii) relinquished its rights to 1,000,000 Class A shares of the Company; and (iv) relinquished any and all rights between the parties related to the original Stock purchase agreement including any obligations associated with the earnout shares thereunder.

In March of 2024, the Management made the decision to wind down the operations of Mioguard. The Company engaged the services of a strategic advisor to assist in the orderly wind-down of Mioguard, and this process commenced in March of 2024.

On March 14, 2024, 842,000 Class A shares were exchanged for 842,000 common shares in the Company at a price of $0.21 per share. No cash was received as part of this issuance.

On April 2, 2024, the Company entered into and completed a divestiture of Simbex pursuant to a membership interest purchase agreement with the acquiring company (“Simbex Purchaser”) providing for the acquisition of all ownership interests of Simbex by the Simbex Purchaser. Pursuant to this divestiture, the Simbex Purchaser (i) acquired all right, title and interest in Simbex; (ii) made a cash payment to two debtors of the Company including Pathward, National Association and Mirion Technologies (US) Inc. (refer to note 11) for US$824,441 and US$2,115,559, respectively; and (iii) made a cash payment to the Company in the amount of US$610,000.

REVENUE AND EXPENSE COMPONENTS

The following is a description of the primary components of our revenue and expenses:

Revenue. We derive our revenue primarily from the sale of goods and services provided to the Company's contracted customers and sales-based royalties charged by the Company to licensees of the Intellectual Property ("IP") developed by the Company. Currently, most of our business is conducted with customers within markets in which we have experience, and with payment terms that are customary to our business.

Cost of revenue. Cost of revenue consists primarily of direct labor expended in the manufacturing of products and the delivery of services, the cost of raw materials and finished goods and other overhead costs attributable to the manufacture of products or delivery of services.

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

Interest expense. Interest expense consists primarily of the interest charged in connection with the line of credit facility, the term note and the finance leases.

Foreign exchange gains and losses. Foreign exchange gains and losses result from the currency fluctuations as the Company's operations are primarily in the U.S. in US dollars, and its reporting currency used throughout this annual report is in Canadian dollars.

Change in fair value of earn-out and contingent consideration. The change in fair value of earn-out and contingent consideration represents the change in earned and potential future obligations that are contingent on an acquired entity's business achieving certain milestones.

Transaction-related expenses. Transaction-related expenses include legal, financial, audit, US and Canadian regulatory expenses and other fees incurred in connection with the Change of Business transaction, the multiple acquisitions, due diligence of acquisition targets, financing costs, US regulatory costs and associated accounting and other costs. While these costs are necessary to the change of our line of business, they are not operational expenses of the business.

Income tax provision. The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.

RESULTS OF OPERATIONS

Revenue

	For the year	For the ten months
	ended	ended	Change
	December 31, 2023	December 31, 2022	$	%
Revenue	$62,627,451	$33,594,786	$29,032,665	86%

Revenue increased by $29.0 million, or 86%, for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. Sales increased $28.4 million as a result of acquisitions made since the 10 months ended December 31, 2022, and by $5.7 million as a result the additional two months reported for twelve months ended December 31, 2023 as compared to ten months ended December 31, 2022. This was offset by a decrease in the contract services and distributor businesses of $5.9 million. A favorable impact related to changes in foreign exchange rates increased sales by $0.8 million.

Cost of revenue

	For the year	For the ten months
	ended	ended	Change
	December 31, 2023	December 31, 2022	$	%
Cost of revenue:
Direct service personnel	$6,488,892	$5,264,246	$1,224,646	23%
Direct material costs	32,352,606	16,836,194	15,516,412	92%
Other direct costs	1,252,949	933,954	318,995	34%
Total cost of revenue	$40,094,447	$23,034,394	$17,060,053	74%

Total cost of revenue increased by $17.1 million, or 74%, for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. The increase was primarily due to an increase in the sales volume and the additional two months reported for twelve months ended December 31, 2023 as compared to ten months ended December 31, 2022.

Operating expenses

	For the year	For the ten months
	ended	ended	Change
	December 31, 2023	December 31, 2022	$	%
Operating expenses:
Selling, general and administrative	$23,546,026	$11,403,359	$12,142,667	106%
Depreciation of property and equipment	1,002,627	253,490	749,137	296%
Amortization of right-of-use assets	2,023,956	617,653	1,406,303	228%
Amortization of intangible assets	1,482,344	937,276	545,068	58%
Total operating expenses	$28,054,953	$13,211,778	$14,843,175	112%

Selling, general and administrative increased by $12.1 million, or 106%, for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. The increase was primarily due to acquisitions made since the 10 months ended December 31, 2022 and the additional two months reported for twelve months ended December 31, 2023 as compared to ten months ended December 31, 2022.

Depreciation of property and equipment increased by $0.7 million, or 296%, for the year ended December 31, 2023, compared to the ten months ended December 31, 2022. The increase was primarily due to the addition of assets from acquired businesses within the year ending December 31, 2023, and the additional two months reported for twelve months ended December 31, 2023 as compared to ten months ended December 31, 2022.

Amortization of right-of-use assets increased by $1.4 million, or 228%, for the year ended December 31, 2023, compared to the ten months ended December 31, 2022. The increase was primarily due to the addition of building leases results from acquired businesses within year ending December 31, 2023, and the additional two months reported for twelve months ended December 31, 2023 as compared to ten months ended December 31, 2022.

Amortization of intangible assets increased by $0.5 million, or 58%, for the year ended December 31, 2023, compared to the ten months ended December 31, 2022. The increase was primarily due to addition of assets resulting from acquired businesses within the year ending December 31, 2023, and the additional two months reported for twelve months ended December 31, 2023 as compared to ten months ended December 31, 2022.

Interest and other income and (expense)

	For the year	For the ten months
	ended	ended	Change
	December 31, 2023	December 31, 2022	$	%
Interest and other income (expense)
Interest expense	$(2,639,990)	$(590,470)	$(2,049,520)	347%
Foreign exchange gain (loss)	3,868	(190,385)	194,253	-102%
Other income	1,986,814	-	1,986,814	-
Change in fair value of earnout consideration	1,165,697	(2,451,600)	3,617,297	-148%
Change in fair value of contingent consideration	3,581,984	(10,269,375)	13,851,359	-135%
Property and equipment impairment	(127,739)	-	(127,739)	-
Intangible and right of use asset impairment	(3,150,814)	-	(3,150,814)	-
Goodwill Impairment	(10,233,871)	-	(10,233,871)	-
Transaction costs	(609,846)	(2,877,365)	2,267,519	-79%
Total interest and other income (expense) net	$(10,023,897)	$(16,379,195)	$6,355,298	-39%

Interest expense increased by $2.0 million, or 347%, for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. The increase was primarily due to added debt from unpaid earnout obligations and the purchase of Biodex, additional lease liabilities related to acquired businesses within the year ending December 31, 2023, and the additional two months reported for twelve months ended December 31, 2023 as compared to ten months ended December 31, 2022.

Foreign exchange gain (loss) increased by $0.2 million for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. The increased gain is the result of the timing of when foreign vendors are paid in the functional currency of the Company.

Other income increased by $2.0 million for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. This income is a result of refundable tax credits in accordance with the Employer Retention Credit ("ERC") program.

Change in fair value of earn-out consideration reduced expenses by $3.6 million for the year ended December 31, 2023, compared to the ten months ended December 31, 2022. The decrease is due to changes in the likelihood of the acquisitions achieving certain earnout milestones and changes in the stock price for the stock component of the earnout payments.

Change in fair value of contingent consideration reduced expenses by $13.9 million for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. The decrease is due to changes in the likelihood of the acquisitions achieving certain earnout milestones and changes in the stock price for the stock component of the earnout payments.

The change in impairment expenses were the result of goodwill impairments of $1,143,514 and $9,090,357 for Mio-Guard and SDP, respectively; an impairment of intangible and right of use assets of $1,316,844 and $1,833,970 for Mio-Guard and SDP, respectively; and an impairment of property and equipment of $127,739 for Mio-Guard. These expenses resulted from changes in the anticipated financial performance of these entities.

Transaction costs decreased by $2.3 million for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. The decrease is a result of a reduction in costs associated with acquisitions, potential acquisitions and US and Canadian regulatory activity.

Income Tax Provision

	For the year	For the ten
	ended	months ended	Change
	December 31, 2023	December 31, 2022		%
Provision for income taxes	$(57,069)	$3,134,176	$(3,191,245)	-102%

The provision for income taxes changed by $3.2 million for the twelve months ended December 31, 2023, compared to the ten months ended December 31, 2022. This change is due to the utilization of losses against deferred tax liabilities in the ten months ended December 31, 2022 and the full valuation allowance against deferred tax asset as of December 31, 2023.

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

As current borrowing sources become due, we may be required to access the capital markets for additional funding. If we are required to access the debt markets, we may or may not to be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of spending and cash use as well as our ability to secure additional credit facilities, term loans, or other similar arrangements in light of our spending levels and general financial market conditions.

Cash and cash equivalents were $0.9 million and $1.9 million as of December 31, 2023 and 2022, respectively.

Summary of Cash Flows

The following is a summary of our cash provided by (used in) operating, investing and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	For the year	For the ten months
	ended	ended
	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(918,908)	$(827,564)
Net cash used in investing activities	(1,518,851)	(5,597,102)
Net cash provided by (used in) financing activities	824,540	388,090
Net decrease in cash and cash equivalents	$(1,613,219)	$(6,036,576)

Operating Activities

We used net cash of $0.9 million for operating activities for the twelve months ended December 31, 2023 and $0.8 million for the ten months ended December 31, 2022. This cash flow was primarily used through an increase in working capital that was driven by acquisitions.

Investing Activities

We used net cash of $1.5 million for investing activities for the twelve months ended December 31, 2023. This reflects the net funds used to acquire Biodex for $1.3 million and to acquire property and equipment of $0.2 million. We used net cash of $5.6 million for investing activities for the ten months ended December 31, 2022. This reflects net funds used to acquire DaMar for $4.1 million, to acquire Mio-Guard for $0.6 million, to acquire intellectual property for $0.2 million, and to acquire property and equipment of $0.6 million.

Financing Activities

Financing activities provided net cash of $0.8 million for the twelve months ended December 31, 2023. We received net proceeds from our line of credit of $0.9 million and proceeds from the exercise of broker warrants of $34,000, partially offset by net principal payments on term debt of $0.2 million.

Financing activities provided net cash of $0.4 million for the ten months ended December 31, 2022. We received proceeds from the exercise of broker warrants of $0.2 million and net proceeds from the ALG agreement of $1.0 million, partially offset by net repayments on our line of credit of $0.7 and net  principal payments on our term debt of $0.1 million.

We have never paid a cash dividend on our capital stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (the "Board") and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Debt and Commitments

Our contractual obligations as of December 31, 2023, include debt of $10.7 million, a line of credit facility of $6.1 million, and lease obligations of $7.9 million reflecting the minimum commitments for our office and warehouse spaces. See Notes 11 and 12 to our audited consolidated financial statements included elsewhere in this report for more information on our debt and lease obligations, respectively, including the scheduled maturities and timing of cash payments related to these obligations.

There are obligations as of December 31, 2023, for future earnout consideration associated with completed acquisitions. As of December 31, 2023, these obligations are estimated to be settled with $3.2 million in stock and $5.9 million in cash payments.

The Simbex earnout was due to be paid with stock of the Simbex acquisition parent subsidiary and cash in the month of April 2023. On May 19, 2023, 6,383,952 Class A shares were issued to the former owners of Simbex in connection with the conclusion of its earnout period at a fair market price of $0.29 per share fulfilling the Company's stock earnout obligation. The number of shares were allocated to the previous owners based on their percentage of ownership on the date of sale. On May 19, 2023, 1,743,244 of these Class A shares were then converted to 1,743,244 common shares. As of December 31, 2023, the cash component remains unpaid. Under the terms of the Simbex acquisition agreement, the unpaid cash earnout payment accrues interest at the rate of 8% per annum. Although management has been in discussions with the Simbex sellers to modify and extend the payment date for the cash earnout payment, there can be no assurances that any agreement will be reached in this regard or that the Simbex sellers may not take legal action to collect this obligation, which could result in significant legal costs and efforts to defend such claims.  See Note 4 to our consolidated financial statements included elsewhere in this report for more information regarding acquisitions.

The DaMar earnout is due to be paid with stock of the Simbex acquisition parent subsidiary and cash in the month of April 2024. As of the filing of this report, the Company does not have a plan to make the cash payment. Although management has been in discussions with the DaMar sellers to modify and extend the payment date for the cash earnout payment, there can be no assurances that any agreement will be reached in this regard or that the DaMar sellers may not take legal action to collect this obligation, which could result in significant legal costs and efforts to defend such claims.  See Note 4 to our consolidated financial statements included elsewhere in this report for more information regarding acquisitions.

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of Biodex Medical Systems, Inc., which consists principally of the Biodex Physical Medicine business. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) the closing payment to the Sellers of US $1 million in cash was made on April 3, 2023, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. The payment of the installment payments is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note. As of December 31, 2023, the US $2 million and US $3 million installment payments have not been paid by the Company.

On August 4, 2023, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which the seller of this business has agreed to forbear from exercising its rights and remedies against the Company, including the Acceleration Right,  through the earlier to occur of the Company's default under the Forbearance Agreement; or July 31, 2025, subject to, among other things, the following:  (i) all past due amounts under the Debt shall accrue interest at 12% per annum; (ii) the payment by the Company on or prior to October 31, 2023 of approximately US  $1.5 million; (iii) the payment by the Company each month commencing August 2023 of all of Salona's (together with its subsidiaries') cash in excess of US $2.5 million at the end of each month until late payments, including accrued interest (the "Late Payments"), are current with the original Debt payment schedule ("Original Debt Schedule"); (iv) the payment by the Company of 50% of any capital raised by the Company until the Late Payments are current with the Original Debt Schedule; (v) the Company obtaining prior consent from the Seller before it can make capital expenditures in excess of US $100,000 for any reason other than repair of equipment needed for its operations; (vi) the Company not declaring a dividend or initiating a share repurchase until such time as the obligations under the Original Debt Schedule are current; (vii) the Company not engaging in any merger or acquisition activities until such time as the obligations under the Original Debt Schedule are current or are brought current as a result of the merger or acquisition; and (viii) the Company being required to utilize 80% of any available credit lines or such percentage as allowed by its respective lender to access cash until the obligations under the Original Debt Schedule are current.

The Company has been in discussions to raise funds through equity and debt financings. As the Company's funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the consolidated financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the consolidated financial statements that substantial doubt exists as those plans are not completely within the control of management.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, allowance for doubtful accounts, provisions for inventory and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

See Note 3 to our consolidated financial statements included elsewhere in this annaul report for additional details regarding the accounting policies we believe to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included elsewhere in this report for additional details regarding recent accounting pronouncements.

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

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. As of December 31, 2023, our cash and cash equivalents were $918,678, as compared to $1,928,464 as of December 31, 2022. Our financial debts have variable fixed rates of interest and, as a result, the Company is exposed to interest rate risk on the line of credit ($6,111,867) short-term debt ($9,986,783) and long-term debt ($683,018) which could negatively impact the Company's cash position and result of operations in future periods should interest rates rise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EVOME MEDICAL TECHNOLOGIES INC.

(formerly known as Salona Global Medical Device Corporation)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Evome Medical Technologies, Inc. (formerly Salona Global Medical Device Corporation)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evome Medical Technologies, Inc. (formerly Salona Global Medical Device Corporation) and its subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2023 and for the ten-month period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the ten-month period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SRCO Professional Corporation 5828	/s/ SRCO Professional Corporation
We have served as the Company's auditor since 2020
Richmond Hill, Ontario, Canada	CHARTERED PROFESSIONAL ACCOUNTANTS
April 16, 2024	Authorized to practice public accounting by the
Chartered Professional Accountants of Ontario

EVOME MEDICAL TECHNOLOGIES, INC.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(In Canadian Dollars, unless specified otherwise)

	Note	December 31, 2023	December 31, 2022

Assets

Cash and cash equivalents	16	$918,678	$1,928,464
Accounts receivable, net	5	7,804,273	6,353,275
Inventories, net	7	10,242,614	8,102,626
Prepaid expenses and other receivables		2,037,925	216,489
Total current assets		21,003,490	16,600,854
Security deposit	12	595,229	566,198
Long-term accounts receivable	5	-	189,616
Long-term prepaid expenses and other receivables		175,963	441,025
Property and equipment, net	8	3,417,515	3,399,898
Operating lease right-of-use assets, net	12	9,643,815	7,781,300
Intangible assets, net	9	7,025,157	9,376,162
Goodwill	4	6,396,170	13,695,194
Total assets		$48,257,339	$52,050,247

Liabilities and Stockholders' Equity
Liabilities
Line of credit	11	6,111,867	5,162,711
Accounts payable and accrued liabilities	10	8,659,920	6,641,181
Current portion of debt	11	10,412,633	195,489
Current portion of operating lease liability	12	1,482,182	847,253
Other liabilities	10	1,790,040	1,807,702
Obligation for payment of earn-out consideration	4	9,113,663	15,506,531
Total current liabilities		37,570,305	30,160,867
Debt, net of current portion	11	257,168	574,515
Operating lease liability, net of current portion	12	6,426,608	5,983,333
Total liabilities		$44,254,081	$36,718,715

Stockholders' equity
Common stock; no par value, unlimited shares authorized; 56,991,591 and 53,707,780 shares issued and outstanding as of December 31, 2023 and 2022, respectively	13	39,722,472	38,767,442
Class A shares; no par value, unlimited shares authorized; 22,898,409 and 3,403,925 shares issued and outstanding as of December 31, 2023 and 2022, respectively	13	13,789,795	1,800,064
Class A shares to be issued: 4,541,730 and 19,019,000 as of December 31, 2023 and 2022, respectively	13	3,406,298	14,264,250
Additional paid-in-capital	13	9,739,289	8,072,610
Accumulated other comprehensive income		2,209,605	1,688,452
Accumulated Deficit		$(64,864,201)	$(49,261,286)
Total stockholders' equity		$4,003,258	$15,331,532
Total liabilities and stockholders' equity		$48,257,339	$52,050,247
Basis of presentation and going concern (Note 2)
Contingencies (Note 18)
Subsequent events (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

F-2

EVOME MEDICAL TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Year ended December 31, 2023 and the ten months ended December 31, 2022

(In Canadian Dollars, unless specified otherwise)

		For the year	For the ten months
		ended	ended
	Note	December 31, 2023	December 31, 2022
Revenue	6	$62,627,451	$33,594,786
Cost of revenue
Direct service personnel		6,488,892	5,264,246
Direct material costs		32,352,606	16,836,194
Other direct costs		1,252,949	933,954
Total cost of revenue		40,094,447	23,034,394
Gross margin		22,533,004	10,560,392
Operating expenses
Selling, general, and administrative		23,546,026	11,403,359
Depreciation of property and equipment	8	1,002,627	253,490
Amortization of right-of-use assets	12	2,023,956	617,653
Amortization of intangible assets	9	1,482,344	937,276
Total operating expenses		28,054,953	13,211,778
Net operating loss		(5,521,949)	(2,651,386)
Interest expense		(2,639,990)	(590,470)
Foreign exchange gain (loss)		3,868	(190,385)
Other income		1,986,814	-
Change in fair value of earnout consideration	4	1,165,697	(2,451,600)
Change in fair value of contingent consideration	4	3,581,984	(10,269,375)
Property and equipment impairment		(127,739)	-
Intangible and right of use asset impairment		(3,150,814)	-
Goodwill Impairment		(10,233,871)	-
Transaction costs	15	(609,846)	(2,877,365)
Net loss before taxes		$(15,545,846)	$(19,030,581)
Provision for income taxes	17	(57,069)	3,134,176
Net loss		(15,602,915)	(15,896,405)
Other comprehensive income
Foreign currency translation gain		521,153	682,091
Comprehensive loss		$(15,081,762)	$(15,214,314)
Net loss per share
Basic and diluted		$(0.21)	$(0.29)
Weighted average number of shares outstanding
Basic and diluted		73,471,696	54,841,014

The accompanying notes are an integral part of these consolidated financial statements.

F-3

EVOME MEDICAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity
For the twelve months ended December 31, 2023 and the ten months ended December 31, 2022
(In Canadian Dollars, unless specified otherwise)

	Common stock		Class A Shares		Class A shares to be
					issued			Accumulated
							Additional	other
							paid-in-	comprehensive	Accumulated
	Number	Amount $	Number	Amount $	Number	Amount $	capital $	income $	Deficit $	Total $
Balance - February 28, 2022	52,539,162	$38,046,097	1,355,425	$480,479	-	-	$6,985,107	$1,006,361	$(33,364,881)	$13,153,163
Share based compensation	-	-	-	-	-	-	1,278,915	-	-	1,278,915
Shares issued on exercise of options	28,154	8,426	-	-	-	-	(3,097)	-	-	5,329
Shares issued on exercise of warrants	454,817	229,598	-	-	-	-	(13,645)	-	-	215,953
Shares for debt settlement	260,921	201,401	-	-	-	-	-	-	-	201,401
Shares issued on financing, net	281,726	174,670	-	-	-	-	(174,670)	-	-	-
Shares to be issued related to acquisition of SDP	-	-	-	-	19,162,000	14,371,500	-	-	-	14,371,500
Shares issued related to acquisition of SDP	-	-	143,000	107,250	(143,000)	(107,250)	-	-	-	-
Class A shares exchanged for common shares	143,000	107,250	(143,000)	(107,250)	-	-	-	-	-	-
Shares issued related to ALG agreement	-	-	2,048,500	1,319,585	-	-	-	-	-	1,319,585
Foreign currency translation loss	-	-	-	-	-	-	-	682,091	-	682,091
Net loss from the period	-	-	-	-	-	-	-	-	(15,896,405)	(15,896,405)
Balance -December 31, 2022	53,707,780	$38,767,442	3,403,925	$1,800,064	19,019,000	$14,264,250	$8,072,610	$1,688,452	$(49,261,286)	$15,331,532

Balance -December 31, 2022	53,707,780	$38,767,442	3,403,925	$1,800,064	19,019,000	$14,264,250	$8,072,610	$1,688,452	$(49,261,286)	$15,331,532
Share based compensation	-	-	-	-	-	-	1,288,455	-	-	1,288,455
Shares issued on exercise of options	147,400	47,168	-	-	-	-	(13,266)	-	-	33,902
Shares to be issued related to acquisition of SDP	-	-	14,477,270	10,857,952	(14,477,270)	(10,857,952)	-	-	-	-
Shares for settlement of liabilities	337,524	84,381	-	-	-	-	114,714	-	-	199,095
Shares issued related to Simbex agreement	-	-	6,383,952	1,819,426	-	-	-	-	-	1,819,426
Shares issued related to ALG agreement	-	-	432,150	142,610	-	-	-	-	-	142,610
Shares issued related to Arrowhead agreement	-	-	1,000,000	270,000	-	-	-	-	-	270,000
Class A shares exchanged for common shares	2,798,887	823,481	(2,798,888)	(1,100,257)	-	-	276,776	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	521,153	-	521,153
Net loss from the period	-	-	-	-	-	-	-	-	(15,602,915)	(15,602,915)
Balance - December 31, 2023	56,991,591	$39,722,472	22,898,409	$13,789,795	4,541,730	$3,406,298	$9,739,289	$2,209,605	$(64,864,201)	$4,003,258

The accompanying notes are an integral part of these consolidated financial statements.

F-4

EVOME MEDICAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the year ended December 31, 2023 and the ten months ended December 31, 2022
(In Canadian Dollars, unless specified otherwise)

		For the year	For the ten months
		ended	ended
	Note	December 31, 2023	December 31, 2022
Operating activities
Net loss		$(15,602,915)	$(15,896,405)
Non-cash items:
Depreciation of property and equipment	8	1,002,627	253,490
Allowance for credit losses	5	690,802	-
Operating lease expense	12	2,620,107	865,780
Amortization of intangible assets	9	1,482,344	937,276
Property and equipment impairment		127,739	-
Intangible and right of use asset impairment		3,150,814	-
Goodwill Impairment		10,233,871	-
Stock based compensation	13	1,288,455	1,278,915
Change in fair value of contingent consideration	4	(3,581,984)	10,269,375
Change in fair value of earn-out consideration	4	(1,165,697)	2,451,600
Gain on lease termination		(265,840)	-
Loss on disposal of property and equipment	8	25,673	-
Changes in operating assets and liabilities:
Accounts receivable	5	(1,901,546)	1,662,114
Deferred income tax recovery	17	-	(3,176,134)
Prepaid expenses and other receivables		(1,549,853)	(36,505)
Inventories		4,646,307	(1,782,778)
Long-term prepaids and other receivables		454,678	-
Accounts payable and accrued liabilities		(972,450)	1,878,879
Other liabilities		(280,330)	1,075,080
Operating lease liabilities	12	(1,321,710)	(608,251)
Net cash used in operating activities		(918,908)	(827,564)
Investing activities
Cash received on acquisition of Mio-Guard	4	-	3,363
Cash received on acquisition of Arrowhead	4	28,217	-
Cash received on acquisition of DaMar	4	-	199,982
Acquisition of property and equipment	8	(203,268)	(639,471)
Acquisition of intellectual property	9	-	(243,201)
Acquisition of Mio-Guard	4	-	(572,400)
Acquisition of Biodex	4	(1,343,800)	-
Acquisition of DaMar	4	-	(4,345,375)
Net cash used in investing activities		(1,518,851)	(5,597,102)
Financing activities
Principal payments on term debt, net	11	(158,518)	(138,946)
Proceeds from line of credit, net	11	949,156	(680,196)
Proceeds from exercise of broker warrants	13	-	215,953
Proceeds from ALG agreement	4	-	985,950
Proceeds from exercise of stock options	13	33,902	5,329
Net cash provided by (used in) financing activities		824,540	388,090
Effect of foreign exchange rates on cash		603,433	(92,060)
Decrease in cash and cash equivalents and restricted cash		(1,613,219)	(6,036,576)
Cash and cash equivalents and restricted cash, opening		1,928,464	8,057,100
Cash and cash equivalents and restricted cash, closing		$918,678	$1,928,464
Supplementary information:
Interest paid		2,043,839	342,343
Income taxes paid		57,069	41,958
Shares issed for settlement of liabilities		199,095	201,401
Promissory note issued for acquisition		$9,160,160	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-5

Evome Medical Technologies, Inc.

(formerly known as Salona Global Medical Device Corporation)

Notes to the Consolidated Financial Statements

(in Canadian Dollars, unless specified otherwise)

1. Description of the business

Evome Medical Technologies, Inc. (formerly known as Salona Global Medical Device Corporation and also formerly known as Brattle Street Investment Corp.) ("the Company," "us," "our," "Evome," or the "Company"), is a publicly traded company listed on the TSX Venture Exchange (the "Exchange" or "TSXV"). The Company specializes in human performance and rehabilitative solutions achieved through strategic acquisitions and leveraging the intellectual properties of specialized companies under our wholly-owned subsidiaries. The Company's aim is to create a large, broad-based medical device company with global reach.

The Company was incorporated under the Canada Business Corporations Act on September 17, 2013. The Company's common shares have been traded on the TSXV under the symbol "EVMT" since January 22, 2024. From December 16, 2020, through January 21, 2024, the Company's common shares traded on the TSXV under the symbol "SGMD". From January 15, 2020, through December 15, 2020, the Company's common shares traded on the TSXV under the symbol "BRTL". The registered office is Suite 200E - 1515A Bayview Avenue, East York, Ontario.

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

On March 15, 2023, the Company entered into a stock purchase agreement providing for the acquisition of all of the capital stock of Biodex Medical Systems, Inc. ("Biodex"), which consists principally of the Biodex Physical Medicine business. The Purchase Agreement replaced the previously disclosed asset purchase agreement covering the same business that was first announced on August 15, 2022. The Company completed the Acquisition on April 3, 2023. The purchase agreement provided for the purchase of all of the capital stock of Biodex in consideration for a total of US $8 million in cash, minus indebtedness, transaction expenses and plus or minus a working capital adjustment, payable as follows: (i) a closing payment to the Sellers of US $1,000,000 in cash, and (ii) three installment payments totaling US $7 million, plus or minus the post-closing adjustment, as follows: US $2 million on July 1, 2023, US $3 million on October 1, 2023, plus or minus the Post-Closing Adjustment, and US $2 million on January 1, 2024. As of December 31, 2023, no installment payment had yet been made on the balance. The payment of the installment payments is secured by the pledge of the Biodex capital stock as security to Seller, pursuant to the terms of a promissory note described in Note 11.

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

2. Basis of presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

Functional and presentation currency

These consolidated financial statements are expressed in Canadian dollars unless otherwise stated. The functional currency of the Company is Canadian dollars, and the functional currency of its subsidiaries Inspira Financial Company, Inspira SaaS Billing, Inc., 1077863 B.C., Ltd, Simbex, LLC, ALG Health Plus, LLC, SDP, DaMar Plastics Manufacturing, Inc., Mio-Guard, LLC, Biodex Medical Systems Inc., Arrowhead Medical, LLC and the wholly owned holding company subsidiaries noted below is US dollars.

Going Concern

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The Company has incurred recurring losses from operations, has negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2023. The Company believes that its cash and other available resources may not be sufficient to meet its operating needs and the payment of obligations related to various business acquisitions as they come due within one year after the date the consolidated financial statements are issued.

As the Company's funding activities are ongoing, there can be no assurances that the Company will be able to secure funding on terms that are acceptable to the Company or at all. These conditions, along with the matters noted above, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. While management has developed and is in the process of implementing plans that management believes could alleviate in the future the substantial doubt that was raised including the evaluation of raising funds from debt and/or equity financing, management concluded at the date of the issuance of the financial statements that substantial doubt exists as those plans are not completely within the control of management. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and consolidated balance sheets classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

3. Significant accounting policies

a) Basis of consolidation

These statements consolidate the accounts of the Company and its wholly owned operating subsidiaries, namely, Simbex, Health Plus, SDP, Mio-Guard, DaMar, Biodex, Arrowhead, and 1077863 B.C., Ltd. Additionally, these statements consolidate the Company's wholly owned holding company subsidiaries, namely, Pan Novus Hospital Sales Group, LLC, Brattle Acquisition I Corp., Simbex Acquisition Parent I Corporation, Simbex Acquisition Parent Corporation, Mio-Tech Parent LLC, and DaMar Acquisition Corporation. The Company owns 100% of all of its subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

b) Basis of measurement

The consolidated financial statements of the Company have been prepared on a historical cost basis except contingent considerations, which are carried at fair value.

c) Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. This applies to useful lives of non-current assets, impairment of non-current assets, including goodwill and intangible assets, valuation of stock-based compensation, expected credit loss provision, provisions for inventory, valuation allowance for deferred tax assets, the purchase price accounting of the businesses that the Company has acquired, including the acquisition date fair value of the identifiable assets and liabilities acquired, the fair value of contingent consideration as well as the associated remeasurement of earnouts, and assessment of going concern. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Operating segments

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company's other components. The segment operating results are reviewed regularly by the Company's Chief Operating Decision Maker, the CEO, to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. As of December 31, 2023, the Company has one segment, healthcare operations, which includes production, design, development, and sale of medical devices to businesses in the U.S. Assets, liabilities, revenues and expense from this segment are disclosed in the consolidated balance sheets and statements of operations and comprehensive loss.

e) Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, security deposits, accounts payable and accrued liabilities, line of credit, debt, contingent consideration payable, lease liabilities and other liabilities.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) Topic 825, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.

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

As of December 31, 2023 and 2022, the Company did not identify any financial assets and liabilities other than contingent considerations resulting from the Simbex, ALG, DaMar, Mio-Guard and Arrowhead acquisitions, that would be required to be presented on the consolidated balance sheet at fair value.

f) Revenue recognition

Revenue comprises goods and services provided to the Company's contracted customers and sales-based royalties charged by the Company to licensees of the Intellectual Property ("IP") developed by the Company.

In accordance with ASC Topic 606 - Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The Company accounts for a customer contract when the rights of the parties, including the payment terms, are identified, the contract has commercial substance, collection of consideration is probable, and the contract has been signed and agreed to by both parties. Revenue is recognized when, or as, performance obligations are satisfied by transferring control or economic benefit of the service to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services. Revenue excludes sales tax and is recorded net of discounts and an allowance for estimated returns unless the terms of the sales are final.

The principles in ASC 606 are applied using the following five steps:

1. Identify the contract with a customer;

2. Identify the performance obligation(s) in the contract;

3. Determine the transaction price;

4. Allocate the transaction price to the performance obligation(s) in the contract; and

5. Recognize revenue when (or as) the performance obligation(s) are satisfied.

SDP, Mio-Guard, DaMar, Arrowhead and Biodex recognize revenue at a point-in-time upon transfer of control of goods to customers, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract, at an amount that reflects the consideration the Company received or expects to receive in exchange for the goods. Simbex recognizes its revenue over time as it meets its milestones and performs its obligations as agreed upon in its contracts with its customers. Payment received prior to the delivery of service is classified as "other liabilities."

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

The Company typically provides warranties for general repairs of defects that existed at the time of sale. These assurance-type warranties are accounted for as warranty provisions.

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

i) Accounts Receivable

The Company's accounts receivable are non-interest bearing trade receivables resulting from the sale of products and services. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts.

j) Inventories

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

k) Goodwill

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

l) Property and equipment

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

m) Right-of-use asset

The Company's right-of-use assets consist of leased assets recognized in accordance with ASC 842, Leases which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liability represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. The Company determines the lease term based on the lease commencement date including any options to renew that are reasonably certain to be exercised. In cases where the lease does not provide an implicit interest rate, the Company uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

n) Intangible assets

Intangible assets consist of trademarks, intellectual property, customer base and non-competes (Note 4 and Note 9). Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are measured at cost less accumulated amortization and accumulated impairment losses per the table below:

Intangible asset	Life
Tradename - Trademarks	5 years
Non-competes	4-5 years
Intellectual Property	5 years
Customer Base	7-15 years

The intangible assets with finite useful lives are reviewed for impairment at least annually or when indicators of impairment are present. In the event that the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets.

o) Impairment for Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets, including right-of-use assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. This evaluation is applied annually.

p) Business Combination and Contingent consideration

A business combination is a transaction or other event in which control over one or more businesses is obtained. A business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits. A business consists of inputs and processes applied to those inputs that have the ability to create outputs. A business need not include all of the inputs and processes that were used by the acquiree to produce outputs if the business can be integrated with the inputs and processes of the Company to continue to produce outputs. The Company considers several factors to determine whether the set of activities and assets is a business.

Business combinations are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with the excess of the purchase consideration over such fair value being recorded as goodwill and allocated to reporting units. If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statements of operations and comprehensive loss. Acquisition-related costs are expensed during the period in which they are incurred, except for the cost of debt or equity instruments issued in relation to the acquisition which is included in the carrying amount of the related instrument. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they are adjusted retrospectively in subsequent periods. However, the measurement period will not exceed one year from the acquisition date. The determination of the value of goodwill and intangible assets arising from business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

q) Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

r) Basic and Diluted Earnings Per Share

The Company applies ASC Topic 260, Earnings per share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to stockholders by the weighted average number of common shares and Class A shares outstanding for the period. Except for voting rights, the Company's common stock and Class A shares have the same dividend rights, are equal in all respects, and are otherwise treated as if they were one class of shares, including the treatment for the earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti- dilutive. There were 9,903,364 potentially dilutive shares outstanding as of December 31, 2023. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Basic and diluted shares are the same for all periods presented.

s) Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net loss. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net loss, are components of comprehensive loss. The functional currency of the Company's subsidiaries is the US dollar. Translation gains (losses) are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet.

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

Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of loan, an income tax credit or revenue from a contract with a customer, the Company determined the appropriate accounting treatment by analogy to other guidance. The Company's policy is to account for the ERC as a grant using guidance analogous to government grants found in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the ERC is recognized and recorded as other income in the consolidated statements of operations and comprehensive loss when there is reasonable assurance that the Company will comply with the conditions attached to the grant and the ERC will be received.

u) Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (ASC 740), which requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not changed its methodology for estimating the valuation allowance. A change in valuation allowance affects earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

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

v) Share purchase warrants

The Company accounts for the share purchase warrants issued to investor and brokers pursuant to equity financing as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company's own shares and whether the holders of the warrants could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent reporting period end date while the warrants are outstanding. For issued investor warrants and broker warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued investor warrants and broker warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.

For all outstanding warrants, the Company concluded based on the above mentioned that the issued investor warrants, and broker warrants met the criteria for equity classification in accordance with ASC 815 and therefore were classified as equity. The fair value of those warrants was determined by using Black Scholes valuation model on the date of issuance. The relative fair value method was applied to allocate gross proceeds from the equity financing into its shares and warrants portion respectively. Those costs directly contributable to an equity financing are accounted for as a reduction of stockholders' equity.

w) Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

x) Recently issued pronouncements

In September 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-04 that requires additional qualitative and quantitative disclosures surrounding supplier finance programs intended to help investors better consider the effect of these programs on a company's working capital, liquidity, and cash flows over time. This update is effective for fiscal years beginning after December 15, 2022, including interim periods, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this ASU, and it did not have a significant impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the extent of the impact of this ASU but does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC Topic 310 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan re-financings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this ASU, and it did not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2022, as amended by ASU No. 2019-10, and interim periods within those periods, and early adoption is permitted. The Company adopted this ASU, and it did not have a significant impact on its consolidated financial statements.

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

4. Acquisitions

South Dakota Partners Inc. ("SDP") Purchase Price

The Company completed the purchase of all of the capital stock of South Dakota Partners Inc. (SDP), under the Purchase Agreement dated May 21, 2021. Under the Purchase Agreement, the Company acquired the manufacturer specializing in medical devices, full electronics box builds, printed circuit board assemblies, electrodes, drug delivery and many other products involving electronics, electro-mechanical assemblies, and various types of material conversion. The acquisition included all of the current customers, contract rights, inventory, equipment, workforce, and manufacturing infrastructure. At the time of the transaction, there were no material relationships between the seller and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such officer or director. As consideration, the Company agreed to issue 19,162,000 non-voting class "A" shares of common stock valued at $12,340,570 subject to earn-out adjustments, including revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all of the assets and liabilities of SDP.

In accordance with ASC Topic 805 Business Combinations ("ASC 805"), the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

The allocation of the purchase price to the assets acquired and liabilities assumed based on an estimate of fair values at the date of acquisition is as follows:

Cash	$255
Security deposit	461,066
Accounts receivable	2,763,621
Inventories	4,958,833
Prepaid expenses	21,651
Property and equipment	1,409,421
Right-of-use assets	2,343,947
Intangible assets	2,199,444
Goodwill	9,090,357
Accounts payable	(821,244)
Accrued expenses	(201,733)
Customer deposits	(221,290)
Line of credit	(3,732,414)
Debt	(2,971,350)
Lease liability	(2,498,095)
Deferred tax liability	(557,559)
Other liabilities	(163,130)
Total adjusted purchase price	$12,081,780

Goodwill	$9,090,357
Tradename - Trademarks	341,929
Intellectual Property	320,823
Customer Base	1,266,405
Non-Competes	270,287
Total identifiable intangible assets including goodwill	$11,289,801

The table below summarizes the value of the total consideration given in the transaction:

Stock (Parent Special Stock)	12,340,570
Floor Guarantee/Contingent Liability	1,139,910
Earn-out /Contingent Consideration (Revenue)	(21,924)
Earn-out /Contingent Consideration (Net Assets)	(1,376,776)
Total Consideration	$12,081,780

As of May 31, 2022, SDP has concluded its earn-out period and has met both the revenue and adjusted net asset threshold requirements to receive its full 19,162,000 non-voting "Class A" shares of common stock. As such, this obligation is presented in the equity section as Class A shares to be issued. As of May 31, 2022, the date of issuance, the fair value of the 19,162,000 shares was $14,371,500. The Company issued 14,477,270 and 143,000 Class A shares from this pool of Class A shares to be issued for the periods ended December 31, 2023 and 2022, respectively.

The Company performed its annual goodwill impairment assessment as of December 31, 2023, which included both qualitative and quantitative evaluations. The Company determined that SDP experienced a triggering qualitative event during December of 2023 including reduced future cash flows and a diminished financial outlook for future periods. The Company assessed SDP further by comparing the carrying value of the entity's net assets to an estimated fair value of the entity using an income-based approach utilizing estimated cash flows attributable to the entity. Based on this assessment, the Company concluded that the fair value of SDP was below the carrying value primarily due to changes in the anticipated financial performance of the entity. As a result of this annual assessment, during the year ended December 31, 2023, the Company recorded goodwill impairment of $9,090,357 for SDP. Through further assessment, during the year ended December 31, 2023, the Company recorded an impairment of intangible assets of $1,833,970 for SDP due to the reduced ability of these assets to generate cash flows. The Company evaluated the property and equipment of SDP for impairment in light of these events. As a result of this assessment, during the year ended December 31, 2023, the Company determined that no impairment of property and equipment was needed.

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

In accordance with ASC 805, the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. The identified assets acquired, the customer list, has nominal value based on future  cash flows which are dependent on a future, yet-to-be established business, and therefore no value has been assigned to it.

The contingent consideration liability represents potential future earnout payments to the Company that are contingent on Health Plus's and ALG's business arrangement achieving certain milestones. As a result of new arrangements, the fair value of the contingent consideration liability is estimated to be $155,574 and $298,183 as of December 31, 2023, and 2022, respectively.

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC Topic 350, Goodwill and Other Intangible Assets (ASC 350).

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

Simbex, LLC ("Simbex") Purchase Price:

The Company completed the purchase of all the capital stock of Simbex, LLC ("Simbex"), under the Purchase Agreement dated September 30, 2021. Under the Purchase Agreement, Evome acquired the company which provides mechanical and electrical design and engineering services as well as consultancy services in the field of biomechanical systems and medical devices. The acquisition includes all its current customers, contract rights, work-in-process, equipment, workforce, as well as its consulting, design, and engineering infrastructure. At the time of the transaction, there were no material relationships between the seller and Evome or any of its affiliates, or any director or officer of Evome, or any associate of any such officer or director. As consideration, the Company provided $5,691,759 cash and issued 6,383,954 shares of non-voting class "A" common stock valued at $6,769,769 subject to earn-out adjustments, including a revenue shortfall adjustment and adjusted net assets adjustments. The Company assumed all the assets and liabilities of Simbex.

In accordance with ASC 805, the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

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

On December 31, 2022, Simbex concluded the earn-out period and met the requirements to receive its full earnout consideration consisting of cash and 6,383,952 Class A shares valued at $0.45/share on the commencement of the earnout period. On May 19, 2023, the 6,383,952 Class A shares were issued to the former owners of Simbex at a fair market price of $0.29 per share fulfilling the Company's stock earnout obligation. The $1,165,697 change in fair value of the Class A shares was recognized as a change in fair value of earnout considerations in the consolidated statements of operations and comprehensive loss. The number of shares were allocated to the previous owners based on their percentage of ownership on the date of sale. As of December 31, 2023, the $4,542,029 cash component remains unpaid and is still outstanding on the consolidated balance sheet as an obligation for payment of earnout consideration and accrues interest at a rate of 8.00%. Interest expense under this obligation was $248,570 for the twelve months ended December 31, 2023 and $0 for the ten months ended December 31, 2022.

On February 28, 2022, the Company updated its assessment of the fair value of goodwill from the Simbex acquisition, in conjunction with the Company's third-party valuation experts based on updated year to date results of the acquired entity, intangible assets, and other factors resulting in an impairment to goodwill of $5,520,522. As of both December 31, 2023 and 2022, there was no further goodwill impairment necessary.

Mio-Guard LLC ("Mio-Guard")

On March 11, 2022, the Company acquired 100% of the units of Mio-Guard for consideration which is comprised of the following:

Cash	$572,400
1,300,000 Class B units issued at closing	702,000
Quarterly Earnout payments (Maximum of 2,700,000 Class B Units)	1,166,464
Total Consideration	$2,440,864

In accordance with ASC 805, the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

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

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in ASC 350.

Goodwill (including workforce)	$1,143,514
Tradename	356,160
Customer Relationships	774,648
Non-Competes	54,696
Total identifiable intangible assets including goodwill	$2,329,018

The contingent consideration liability represents potential future earnout payments to the sellers of Mio- Guard that are contingent on Mio-Guard's business achieving certain milestones. Certain Mio-Guard management was retained post-acquisition and will receive a portion of the potential future earnout payments as earned. The fair value of the contingent consideration liability of $1,166,465 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of December 31, 2023, the fair value of the contingent consideration liability is $956,520. The change in the fair value of the contingent consideration liability from the date of acquisition has been reflected as an expense on the consolidated statements of operations and comprehensive loss.

The Company performed its annual goodwill impairment assessment as of December 31, 2023, which included both qualitative and quantitative evaluations. The Company determined that Mio-Guard experienced a triggering qualitative event during December of 2023 including reduced future cash flows and a diminished financial outlook for future periods. The Company assessed Mio-Guard further by comparing the carrying value of the entity's net assets to an estimated fair value of the entity using an income-based approach utilizing estimated cash flows attributable to the entity. Based on this assessment, the Company concluded that the fair value of Mio-Guard was below the carrying value primarily due to changes in the anticipated financial performance of the entity. As a result of this annual assessment, during the year ended December 31, 2023, the Company recorded goodwill impairment of $1,143,514 for Mio-Guard. Through further assessment, during the year ended December 31, 2023, the Company recorded impairments of intangible assets of $1,000,785 and right of use asset of $316,059 for Mio- Guard due to the reduced ability of these assets to generate cash flows. Upon additional assessment of these triggering events as they relate to the property and equipment of this entity, the Company evaluated the long-lived assets of the entity for impairment. As a result of this assessment, during the year ended December 31, 2023, the Company recorded an impairment of property and equipment of $127,739 for Mio-Guard.

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

In accordance with ASC 805, the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

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

The amount allocated to identifiable intangible assets was determined by the Company's management. Other intangible assets are being amortized over their useful life in accordance with the guidance contained in the FASB issued ASC 350.

Goodwill (including workforce)	$2,718,941
Tradename	169,625
Customer Relationships	1,316,290
Non-Competes	472,236
Total identifiable intangible assets including goodwill	$4,677,092

The contingent consideration liability represents potential future earnout payments to the sellers of DaMar that are contingent on DaMar's business achieving certain milestones. Certain DaMar management was retained post- acquisition and will receive a portion of the potential future earnout payments if earned. The fair value of the contingent consideration liability of $3,624,286 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of December 31, 2023, the fair value of the contingent consideration liability is $3,441,640. The change in the fair value of the contingent consideration liability from December 31, 2022, has been reflected as an expense on the consolidated statements of operations and comprehensive loss.

On December 31, 2023, the Company reviewed its assessment of the fair value of goodwill from the DaMar acquisition and noted no impairment to Goodwill.

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

In accordance with ASC 805, the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

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

Since acquisition, Biodex has generated $18,341,613 of revenue and has generated a loss before tax of $1,100,960. These amounts are included in the consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Biodex's revenue would have been $22,888,022 and loss before tax would have been $1,979,753. If the combination had taken place at the beginning of the year, consolidated revenues would have been $67,173,860 and consolidated losses before tax would have been $17,576,801. The pro forma unaudited results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

On December 31, 2023, the Company reviewed its assessment of the fair value of goodwill from the Biodex acquisition and noted no impairment to Goodwill.

Arrowhead Medical, LLC ("Arrowhead")

On May 15, 2023, the Company entered into and completed the acquisition pursuant to a Stock Purchase Agreement with the owner of Arrowhead Medical, LLC ("Arrowhead") providing for the acquisition of all of the ownership interests of Arrowhead. The purchase price consideration consists of the issuance at closing of one million (1,000,000) shares of the Company's Class A common stock, which was convertible into the Company's Common Shares, subject to limitations on conversion which prevent conversion of Class A shares if the holder owns more than 500,000 shares of the Company's Common Shares, or if the holder owns more than 9.9% of the outstanding Common Shares of the Company. The purchase price also included the assumption by the Company of approximately $444,930 (US $329,896) in bank debt under Arrowhead's asset-based line of credit, and a contingent earnout payment equal to one share of Class A common stock for each one dollar (US $1.00) of EBITDA generated by the Arrowhead business over the two-year period following the closing date, up to a maximum of 2,000,000 Class A shares.

Stock issued at closing (1,000,000 Class A Shares in the Company)	$269,794
Contingent earnout consideration	77,820
Total Consideration	$347,614

In accordance with ASC 805, the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

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

The contingent consideration liability represents potential future earnout payments to the sellers of Arrowhead that are contingent on Arrowhead's business achieving certain milestones. Certain Arrowhead management was retained post-acquisition and will receive a portion of the potential future earnout payments as earned. The fair value of the contingent consideration liability of $77,820 was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. As of December 31, 2023, the fair value of the contingent consideration liability was $17,901.

Since acquisition, Arrowhead has generated $3,348,342 of revenue and has generated a loss before tax of $73,423. These amounts are included in the consolidated statements of operations and comprehensive loss. If the combination had taken place at the beginning of the year, Arrowhead's revenue would have been $4,719,741 and a loss before tax would have been $80,075. If the combination had taken place at the beginning of the year, consolidated revenues would have been $63,998,850 and consolidated net earnings before tax would have been $16,704,660. The pro forma unaudited results include estimates and assumptions which management believes are reasonable. Additionally, the pro forma results do not include any cost savings or other effects of the planned integration of these entities and may not be fully indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

On December 31, 2023, the Company reviewed its assessment of the fair value of goodwill from the Arrowhead acquisition and noted no impairment to Goodwill.

5. Accounts receivable and other receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for credit losses based primarily on current trends and estimates. The Company provided for a percentage of trade receivable balance based on collection history and current economic trends that the Company expects will impact the level of credit losses over the life of the receivables. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectable, such balance is charged against the provision. Allowances for credit losses of approximately $804,532 and $73,341 as of December 31, 2023 and 2022, respectively are netted against accounts receivable. Changes in accounts receivable are primarily due to the timing and magnitude of orders of products, the timing of when control of products is transferred to distributors, and the timing of cash collections.

Activity in the allowance for credit losses consists of the following for the years ended December 31:

	December 31, 2023	December 31, 2022
Balance, beginning of year	$73,341	$73,341
Allowance for credit losses assumed in acquisitions	138,712	-
Net provision for bad debt expense	690,802	644
Write-offs	(98,323)	(644)
Balance, end of year	$804,532	$73,341

During the twelve months ended December 31, 2023, SDP had three customers accounting for 77% of revenues and as of December 31, 2023, those three customers accounted for 80% of accounts receivable which is a material concentration of risks. During December 31, 2023 SDP's revenue makes up 28% of total revenues. During the ten months ended December 31, 2022, SDP had three customers accounting for 83% of revenues and as of December 31, 2022, those three customers accounted for 88% of accounts receivable, which is a material concentration of risks. During December 31, 2022, SDP's revenue makes up 49% of total revenues.

During the twelve months ended December 31, 2023, Biodex had three customers accounting for 44% of revenues and as of December 31, 2023, those three customers accounted for 50% of accounts receivable which is a material concentration of risk. During December 31, 2023 Biodex's revenue makes up 29% of total revenues.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law, providing numerous tax provisions and other stimulus measures, including employee retention tax credits ("ERTC"). The ERTC is a refundable tax credit against certain employment taxes for qualifying businesses retaining employees on their payroll during the COVID-19 pandemic and allows eligible employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages they pay to employees, initially from March 27, 2020 until June 30, 2021, and extended through September 30, 2021. During 2023, the Company filed with the Internal Revenue Service ("IRS") credits totaling $1,036,532 million. This credit was included in Other income for the twelve months ended December 31, 2023 on the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2023, the Company has not yet received this refund from the IRS, and the refund receivable is included in Prepaid expenses and other receivables on the Consolidated Balance Sheet as of December 31, 2023.

6. Disaggregation of revenues

During the twelve months ended December 31, 2023, $53,964,736 of the sales revenue was earned from "point-in-time" revenue and $8,662,715 of the sales revenue was earned "over-a-period" of time.

During the ten months ended December 31, 2022, $24,449,504 of the sales revenue was earned from "point- in-time" revenue and $9,145,282 of the sales revenue was earned "over-a-period" of time.

7. Inventories

The Company tracks inventory for manufactured goods as it progresses through the production process. The Company allocates inventory into four major categories: Raw material, work in progress, trading goods, and finished goods. Purchased finished goods are classified as trading goods.

	December 31, 2023	December 31, 2022
Raw materials	$9,011,654	$6,807,258
Work in progress	484,418	771,507
Finished goods	641,993	170,198
Trading goods	779,224	746,439
Provision for obsolete and slow moving inventory	(674,675)	(392,776)
Total	$10,242,614	$8,102,626

8. Property and equipment

Cost	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Disposal	Impairment	Translation	December 31, 2023
Machinery and equipment	$3,371,161	$415,344	$3,786,505	$201,492	$-	$-	$(2,420)	$3,985,577
Computer equipment and software	272,031	6,323	278,354	-	(2,454)	-	(455)	275,445
Funiture and fixtures	63,672	1,050	64,722	-	(23,219)	-	(215)	41,288
Land improvements	24,186	-	24,186	-	-	-	(43)	24,143
Leasehold improvements	146,451	415,561	562,012	-	-	-	2,277	564,289
Tooling	-	78,981	78,981	1,776	(1,746)	-	490	79,501
Vehicles	-	49,983	49,983	-	-	-	122	50,105
Total	$3,877,501	$967,242	$4,844,743	$203,268	$(27,419)	$-	$(244)	$5,020,348

Accumulated amortization	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Disposal	Impairment	Translation	December 31, 2023
Machinery and equipment	$411,654	$-	$411,654	$829,318	$-	$14,048	$(3,940)	$1,251,080
Computer equipment and software	38,092	-	38,092	80,198	(368)	105,794	650	224,366
Furniture and fixtures	2,868	-	2,868	8,942	(2,211)	-	2,245	11,844
Land improvements	1,209	-	1,209	2,273	-	-	6	3,488
Leasehold improvements	23,780	-	23,780	40,642	-	7,897	72	72,391
Tooling	-	-	-	27,653	(1,746)	-	93	25,999
Vehicles	-	-	-	13,601	-	-	64	13,665
Total	$477,603	$-	$477,603	$1,002,627	$(4,325)	$127,739	$(810)	$1,602,833

Net Book Value	$3,399,898							$3,417,515

Cost	February 28, 2022	Acquired March 11, 2022 and September 23, 2022	Total	Additions	Disposal	Translation	December 31, 2022
Machinery and equipment	$1,444,616	$1,387,142	$2,831,758	$447,342	$-	$92,061	$3,371,161
Computer equipment and software	73,728	45,848	119,576	144,573	-	7,882	272,031
Furniture and fixtures	10,235	27,597	37,832	23,370	-	2,470	63,672
Land improvements	-	-	-	24,186	-	-	24,186
Leasehold improvements	134,516	2,979	137,495	-	-	8,956	146,451
Total	$1,663,095	$1,463,566	$3,126,661	$639,471	$-	$111,369	$3,877,501

Accumulated amortization	February 28, 2022	Acquired March 11, 2022 and September 23, 2022	Total	Additions	Disposal	Translation	December 31, 2022
Machinery and equipment	$178,244	$-	$178,244	$215,025		$18,385	$411,654
Computer equipment and software	15,269	-	15,269	21,165		1,658	38,092
Furniture and fixtures	1,292	-	1,292	1,446		130	2,868
Land improvements	-	-	-	1,174		35	1,209
Leasehold improvements	8,115	-	8,115	14,680		985	23,780
Total	$202,920	$-	$202,920	$253,490	$-	$21,193	$477,603

Net Book Value	$1,460,175						$3,399,898

9. Intangible assets

Cost	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Impairment	Translation	December 31, 2023
Tradename - Trademarks	$1,801,579	$806,280	$2,607,859	$-	$-	$-	$2,607,859
Intellectual Property	564,024	-	564,024	-	-	-	564,024
Customer Base	7,005,491	833,156	7,838,647	-	-	-	7,838,647
Non-Completes	1,390,692	269,740	1,660,432	-	-	-	1,660,432
Total	$10,761,786	$1,909,176	$12,670,962	-	$-	$-	$12,670,962

Accumulated Amortization and Impairment	December 31, 2022	Acquired April 3, 2023 and May 15, 2023	Total	Additions	Impairment	Translation	December 31, 2023
Tradename - Trademarks	$427,176	$-	$427,176	$505,531	$423,447	$(8,502)	$1,347,652
Intellectual Property	151,378	-	151,378	113,396	337,384	(6,774)	595,384
Customer Base	525,925	-	525,925	536,954	1,892,718	(38,005)	2,917,592
Non-Completes	281,145	-	281,145	326,463	181,207	(3,638)	785,177
Total	$1,385,624	$-	$1,385,624	$1,482,344	$2,834,756	$(56,919)	$5,645,805

Net Book Value	$9,376,162						$7,025,157

Cost	February 28, 2022	Acquired March 11, 2022 and September 23, 2022	Total	Additions	Impairment	December 31, 2022
Tradename - Trademarks	$1,275,794	$525,785	$1,801,579	$-	$-	$1,801,579
Intellectual Property	320,823	-	320,823	243,201	-	564,024
Customer Base	4,914,553	2,090,938	7,005,491	-	-	7,005,491
Non-Completes	863,760	526,932	1,390,692	-	-	1,390,692
Total	$7,374,930	$3,143,655	$10,518,585	$243,201	$-	$10,761,786

Accumulated Amortization	February 28, 2022	Acquired March 11, 2022 and September 23, 2022	Total	Additions	Impairment	December 31, 2022
Tradename - Trademarks	$133,260	$-	$133,260	$293,916	$-	$427,176
Intellectual Property	51,968	-	51,968	99,410	-	151,378
Customer Base	169,783	-	169,783	356,142	-	525,925
Non-Completes	93,337	-	93,337	187,808	-	281,145
Total	$448,348	$-	$448,348	$937,276	$-	$1,385,624

Net Book Value	$6,926,582					$9,376,162

10. Accounts payable, accrued liabilities and other liabilities

	December 31, 2023	December 31, 2022
Accounts payable	$6,910,583	$5,269,323
Accrued liabilities	1,749,337	1,371,858
Other liabilities	1,790,040	1,807,702
Total	$10,449,960	$8,448,883

As of December 31, 2023 and 2022, other liabilities are primarily composed of unearned revenue.

11. Line of credit and debt

Line of Credit

On June 9, 2021, the Company through SDP entered into a Loan and Security Agreement. The line of credit facility is with Pathward National Association ("Pathward") (formerly, Crestmark), whereby the Company, through SDP, may borrow up to US$5,400,000. Borrowings bear interest at 4% or prime +0.75% per annum, whichever is greater, and any accrued unpaid interest is due on a monthly basis. The average interest rate applicable to the loan during the twelve months ended December 31, 2023 was 8.95%. The balance is secured by its entire $3,638,549 (US $2,751,058) of inventory and $2,037,707 (US $1,540,682) of accounts receivable of SDP and not the Parent or any other subsidiary. As of December 31, 2023, the balance outstanding under the agreement was $2,824,514 (US $2,135,577) (December 31, 2022 - $5,162,711 (US $3,811,807)).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $5,400,000 or the sum of 90% of accounts receivable, 50% of raw materials, 60% of finished inventory (up to US $2,500,000) and an amortizing borrowing base of $400,000 (which shall be reduced $16,667 each month), which must be met on a monthly basis. Additionally, the Company cannot make any loans, advances, or intercompany transfers of cash flow at any time. Since the execution of the debt line on June 9, 2021, to December 31, 2023, the Company was in compliance with the financial covenant.

On January 13, 2023, three operating subsidiaries of the Company, DaMar, Mio-Guard, and Simbex entered into a Loan and Security Agreement and related Schedule with Pathward National Association to increase the Company's aggregate credit line availability by up to US $5,500,000 (the "Agreement"). The Agreement complements an existing credit facility with Pathward through the Company's SDP subsidiary. The Agreement has a variable interest rate of the greater of 6% or 0.75% in excess of the rate shown in the Wall Street Journal as the prime rate per annum, is payable on demand and is secured by all of the assets of Simbex, Mio-Guard and DaMar (the "Borrowers"). In connection with execution of the Agreement, the Company and several of its intermediate holding company subsidiaries entered into a Guaranty of the obligations of the Borrowers (the "Guaranty"). As of December 31, 2023, the balance outstanding under the agreement was $1,061,638 (US $802,690).

On May 15, 2023, the Company through Arrowhead assumed a Loan and Security Agreement. The line of credit facility is with Woodland Bank, whereby the Company, through Arrowhead, may borrow up to $407,087 (US$301,100). Borrowings bear interest at 7.5% per annum and any accrued unpaid interest is due on a monthly basis. The balance is secured by Arrowhead assets and is personally guaranteed by the seller of Arrowhead. There can be no additional withdrawals from the line of credit and the balance will be repaid by the Company. As of December 31, 2023, the balance outstanding under the agreement was $326,757 (US $247,056) (December 31, 2022 - $0 (US $0)).

In accordance with the agreement, the Company is subject to a financial covenant. The balance of the line of credit may not exceed the lesser of US $300,000 or the sum of 75% of accounts receivable <90 days aged and 75% of accounts receivable >90 days aged where a 50% deposit was received by the customer. Since the execution of the debt line on April 3, 2020, to December 31, 2023, the Company was in compliance with the financial covenant.

On September 12, 2023, an operating subsidiary of the Company, Biodex ("Borrower"), entered into a Master Credit and Security Agreement and related Schedule with Pathward, National Association ("Lender") to receive financing accommodations in the form of a secured revolving loan of up to $4,056,000 (US $3,000,000) million (the "Agreement"). The Agreement has a variable interest rate of the greater of 6.00% per annum or 0.75% in excess of the rate shown in the Wall Street Journal as the prime rate, is payable on demand and is secured by all personal property of Borrower, Company, Inspira Financial Company, Mio-Tech Parent, LLC, Simbex Parent Acquisition I Corporation, Simbex Acquisition I Corporation, and DaMar Acquisition Company (collectively, "Guarantors"). The Company is subject to a financial covenant of maintaining a minimum tangible net worth of at least $2M for this loan. In connection with execution of the Agreement, the Guarantors entered into a Guaranty of the obligations of the Borrowers. As of December 31, 2023, the balance outstanding under the agreement was $1,898,958 (US $1,435,776) (December 31, 2022 - $0 (US $0)).

Term Notes

On June 9, 2021, the Company borrowed $1,014,000 (US$750,000) from Pathward National Association. The loan is secured by a loan and security agreement and may not exceed 92% of the net book value of SDP's machinery and equipment, which on December 31, 2023, was $1,340,194 (US $1,013,303). The debt accrues interest at 2.75% in excess of Wall Street Journal Prime rate with a minimum of 6% per annum with monthly payments of principal and interest in the amount of $19,604 (US$14,500) beginning on the first day of the first full month following the initial funding and maturing on June 1, 2024. As of December 31, 2023, the balance of the note was $596,506 (US $451,010) (December 31, 2022, $770,004 (US $568,520).

On April 3, 2023, in connection with the acquisition of Biodex, the Company entered into a seller secured promissory note with Mirion Technologies (US) Inc. The amount of the initial loan was $9,134,822 (US $6,756,525) to be repaid in three installments as follows: $2,704,000 (US $2,000,000) due on July 1, 2023, $4,056,000 (US $3,000,000) due on October 1, 2023, and $2,374,822 (US $1,756,525) due on the maturity date, which is January 1, 2024. The loan is secured by the pledged stock of Biodex Medical Systems Inc. The debt does not accrue interest unless the installment payment is made after the due date. As of December 31, 2023, no installment payment had yet been made on the balance. As per the agreement, $802,053 (US $606,421) of interest has been accrued on the overdue balance. As of December 31, 2023, the balance of the loan (including accrued interest) was $9,738,233 (US $7,362,947).

On August 4, 2023, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which the seller of Biodex has agreed to forbear from exercising its rights and remedies against the Company, including the Acceleration Right, through the earlier to occur of the Company's default under the Forbearance Agreement; or July 31, 2025, subject to, among other things, the following: (i) all past due amounts under the Debt shall accrue interest at 12% per annum; (ii) the payment by the Company on or prior to October 31, 2023 of approximately US $1.5 million; (iii) the payment by the Company each month commencing August 2023 of all of the Company's (together with its subsidiaries') cash in excess of US $2.5 million at the end of each month until late payments, including accrued interest (the "Late Payments"), are current with the original Debt payment schedule ("Original Debt Schedule"); (iv) the payment by the Company of 50% of any capital raised by the Company until the Late Payments are current with the Original Debt Schedule; (v) the Company obtaining prior consent from the Seller before it can make capital expenditures in excess of US $100,000 for any reason other than repair of equipment needed for its operations; (vi) the Company not declaring a dividend or initiating a share repurchase until such time as the obligations under the Original Debt Schedule are current; (vii) the Company not engaging in any merger or acquisition activities until such time as the obligations under the Original Debt Schedule are current or are brought current as a result of the merger or acquisition; and (viii) the Company being required to utilize 80% of any available credit lines or such percentage as allowed by its respective lender to access cash until the obligations under the Original Debt Schedule are current.

Equipment Loans

On April 6, 2023, the Company borrowed $308,486 (US$228,170) with Dacotah Bank. The loan is secured by a commercial security agreement and collateral consisting of equipment with a net carrying value of $409,201 (US $309,391) that has been purchased with the proceeds. The debt accrues interest at 7.950% per annum with monthly payments of principal and interest in the amount of $6,258 (US$4,629) beginning on the first day of the first full month following the initial funding and maturing on April 1, 2028. As of December 31, 2023, the balance of the note was $267,926 (US$202,575).

Vehicle Loans

On May 15, 2023, the Company assumed a $82,879 (US$61,301) vehicle loan with Woodland Bank. The loan is secured by a Business Loan Agreement and collateralized by two vehicles (2020 Chevrolet Silverado LTZ with a net carrying value of $22,808 (US $17,245) and 2020 Chevrolet Silverado LT with a net carrying value of $44,560 (US $33,691)). The debt accrues interest at 5.504% per annum with monthly payments of principal and interest in the amount of $ 2,297 (US$1,699) beginning on September 27, 2021, and maturing on August 27, 2026. As of December 31, 2023, the balance of the note was $67,135 (US$50,760).

On May 15, 2023, the Company assumed a $12,170 (US$9,001) vehicle loan with Woodland Bank. The loan is secured by a Business Loan Agreement and collateralized by all inventory, equipment, receivables, and intangible assets of Arrowhead. The debt accrues interest at 5.975% per annum with monthly payments of principal and interest in the amount of $ 2,062 (US$1,525) beginning on the first day of the first full month following the initial funding and maturing on September 27, 2023. As of December 31, 2023, the balance of the note was $0 (US $0).

Following is a schedule of the borrowings of the Company:

	Pathward term loan	Equipment loan	Woodland vehicle loan	Woodland vehicle loan	Mirion promissory note	Total
Balance, February 28, 2022	$856,119	$-	$-	$-	$-	$856,119
Additions	-	-	-	-	-	-
Principal repayments	(138,946)	-	-	-	-	(138,946)
Interest accrued	-	-	-	-	-	-
Translation	52,831	-	-	-	-	52,831
Balance, December 31, 2022	770,004	-	-	-	-	770,004
Additions	-	308,486	12,170	82,879	9,079,418	9,482,953
Principal repayments	(158,603)	(34,546)	(12,149)	(14,227)	-	(219,525)
Interest accrued	-	-	-	-	806,590	806,590
Translation	(14,895)	(6,014)	(21)	(1,516)	(147,775)	(170,221)
Balance, December 31, 2023	596,506	267,926	-	67,136	9,738,233	10,669,801
Less: current portion	(596,506)	(53,780)	-	(24,114)	(9,738,233)	(10,412,633)
Long-term portion	$-	$214,146	$-	$43,022	$-	$257,168

12. Leases

Set out below are the carrying amount of right of use assets and lease liabilities and the movements within these balances during the period:

Right-of-use assets
Balance, December 31, 2022	$7,781,300
Acquired	5,147,129
Amortization	(2,023,956)
Impact of modification/termination	(777,586)
Impairment	(316,058)
Translation	(167,014)
Balance, December 31, 2023	$9,643,815

	Lease liability	Current	Long-term
Balance, December 31, 2022	$6,830,586	$847,253	$5,983,333
Acquired	3,304,126
Interest lease expense	596,151
Lease payments	(1,872,083)
Impact of modification/termination	(762,331)
Translation	(187,659)
Balance, December 31, 2023	$7,908,790	$1,482,182	$6,426,608

Future minimum lease payments payable are as follows:

Twelve months ending December 31, 2024	$1,911,920
Twelve months ending December 31, 2025	1,955,422
Twelve months ending December 31, 2026	1,432,696
Twelve months ending December 31, 2027	1,064,205
Twelve months ending December 31, 2028	981,081
2029 and thereafter	3,454,075
Total future minimum lease payments	10,799,399
Less: Interest on lease liabilities	(2,890,609)
Total present value of minimum lease payments	7,908,790
Less: current portion	1,482,182
Non-current portion	$6,426,608

As of December 31, 2023, the weighted average remaining lease terms were 7.40 years (December 31, 2022 - 9.32 years) and the weighted average discount rate was 7.09% (December 31, 2022 - 6.15%).

In October 2018, SDP sold its facility in Clear Lake, South Dakota for $2,955,925 (US$2,182,461). In connection with the sale, SDP entered into a lease agreement for the facility with an initial lease term of 15 years for a base annual rent of $258,185 (US$190,965), with four extension options of five years each. The base rental amount increases annually on the first day of the lease year at the lesser of 2% or 1.25 times the change in the price index, as defined. Per the lease agreement, the Company delivered a letter of credit in the amount of $516,369 (US$381,930), to be renewed annually for the duration of the lease agreement. The letter of credit is secured by a guaranteed investment certificate, which is recorded as a security deposit on the consolidated balance sheet. In the determination of the right of use asset and the corresponding lease liability for this property, the Company originally determined that the company would utilize one option to extend the lease term for an additional five year period beyond the original 15-year lease term. During December of 2023, the Company determined that it was probable that the Company would not utilize this additional lease term. Accordingly, the Company adjusted the right of use asset and corresponding lease liability by $795,711 to remove this optional five-year renewal period.

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

On September 21, 2022, Inspira Financial Company entered into a lease agreement for its former corporate headquarters and distribution center located in Carlsbad, CA for a base annual rent of $108,349 (US $80,140). The lease began on October 1, 2022, with an initial lease term of 4 years and 2 months, with a contractual end date of November 30, 2026. The initial lease agreement included an option to renew for an additional 5 years. The base rental amount increased annually as per the base rent schedule included in the lease agreement. During 2023, the Company chose to terminate this lease.

On January 1, 2022, Mio-Guard LLC entered into a lease agreement for an office space located in Holt, MI with an initial lease term of 5 years for a base annual rent of $115,807 (US$85,656). The base rental amount increases annually on the first day of the lease year at the lesser of 2.27% or 1.25 times the change in the price index, as defined. During December of 2023, the Company stopped paying rent at the Mio-Guard facility. In December of 2023, the Company fully impaired the Mio-Guard right of use asset associated with this lease of $309,713 as the Company did not expect to receive a future benefit from this asset.

On July 1, 2012, DaMar entered into a lease agreement for an industrial and office space located in El Cajon, CA with an initial lease term of 7 years. The lease was automatically extended for an additional 7 years on July 1, 2019, for a base annual rent of $443,499 (US$328,032). The lease is currently set to terminate on June 30, 2026. The base rental amount increases annually on the first day of the lease year by 3% of the preceding month's lease payment as defined in the agreement.

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

On May 15, 2023, Mio-Guard, LLC entered into a lease agreement for a warehouse and office space located in Grand Rapids, MN with an initial lease term of 5 years and 1 month for a base annual rent of $206,045 (US$152,400). The base rental amount does not increase over the initial rental period.

On July 25, 2023, DaMar entered into a capital equipment lease agreement with an initial lease term of 3 years for an annual lease payment of $38,932 (US$28,796).

13. Stockholders' Equity

Share capital

The Company maintains voting common shares and non-voting convertible Class A shares both of which have no par value and have an unlimited amount of shares authorized.

Issuances

As of December 31, 2023 and 2022, the Company had 56,991,591 and 53,707,780 common shares outstanding, respectively, with a value of $39,722,472 and $38,767,442, respectively.

As of December 31, 2023 and 2022, the Company had 22,898,409 and 3,403,925 Class A shares outstanding, respectively, with a value of $13,789,795 and $1,800,064, respectively.

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

In connection with the acquisition of ALG Health's customer lists, sales orders and supply agreements and related sales channel and intellectual property assets on November 29, 2021, Class A shares are to be issued based on achieving certain EBITDA and revenue milestones. On November 21, 2022, 1,048,500 Class A shares were issued to two key individuals at ALG at a fair market price of $0.61 per share for achieving certain EBITDA milestones. No cash was required to be received as consideration for these shares. On November 28, 2022, 1,000,000 Class A shares were issued to one key individual at ALG at a fair market price of $0.68 per share for achieving a revenue milestone as described in the agreement. $693,365 in cash was given as consideration for these shares.

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

On October 31, 2023, 1,719,610 Class A shares were issued to former owners of SDP at a price of $0.75 per share. These shares were issued upon completion of SDP's earn-out period. No cash was required to be received as consideration for these shares.

On November 2, 2023, 200,000 Class A shares were exchanged for 200,000 common shares in the Company at a price of $0.21 per share. No cash was received as part of this issuance.

Shares to be issued

On May 31, 2022, SDP concluded its earn-out period and achieved its milestones allowing SDP to receive its full earn-out compensation of 19,162,000 Class A shares (as described in detail in Note 4). These shares were allocated to the previous owners of SDP based on their percentage of ownership on the date of sale. As of December 31, 2023, 14,620,270 Class A shares have been issued to SDP sellers and 4,541,730 Class A shares are yet to be issued.

Stock based compensation

The Company's Board of Directors determines, among other things, the eligibility of individuals to participate in the Option Plan and the term, vesting periods, and the exercise price of options granted under the Option Plan. The stock option vesting ranges over a 1 year to 10-year period.

The outstanding stock options as of December 31, 2023, are as follows:

Grant date	Exercise price	Number of options	Number of vested options	Weighted average remaining life (years)
June 8, 2021	$0.86	1,444,520	963,013	2.42
July 7, 2021	$1.39	250,000	166,666	2.63
December 6, 2021	$0.65	715,828	399,580	2.93
March 9, 2022	$0.54	230,000	46,000	3.19
July 18, 2022	$0.79	43,350	14,450	3.55
August 29, 2022	$0.69	66,666	22,222	3.66
February 10, 2023	$0.47	100,000	-	4.12
April 19, 2023	$0.30	275,000	-	4.30
May 24, 2023	$0.29	1,000,000	-	4.40
June 13, 2023	$0.25	250,000	-	4.45
July 24,2023	$0.29	750,000	-	4.57
August 16, 2023	$0.21	1,290,000	-	4.63
December 1, 2023	$0.27	150,000	-	4.92
Total	$0.50	6,565,364	1,611,931	3.75

A summary of the Company's changes to stock options are as follows:

		Weighted
	Number of	average
	options	exercise price
Balance as at February 28, 2022	4,277,032	$0.78
Options exercised	(28,154)	$0.19
Options expired	(101,290)	$(0.34)
Options issued	1,525,350	$0.12
Balance as at December 31, 2022	5,672,938	$0.81
Options exercised	(147,400)	$0.23
Options expired	(3,570,174)	$(0.72)
Options issued	4,610,000	$0.25
Balance as at December 31, 2023	6,565,364	$0.50

The Company recognized $1,288,455 of stock-based compensation for the year ended December 31, 2023 ($1,278,915 for the ten-months ended December 31, 2022).

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

On February 10, 2023, the Company issued 780,000 options to two officers and three employees of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.47 per option. The fair value of the options was estimated on the date of the grant at $0.46 per option using the Black- Scholes option pricing model with the following assumptions: expected volatility of 204%; expected dividend yield of 0%; risk-free interest rate of 3.17%; stock price of $0.47; and expected life of 5 years.

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

On October 1, 2023, the Company issued 150,000 options to an employee of the Company. The options vest over three years and are exercisable for a period of five years at an exercise price of $0.27 per option. The fair value of the options was estimated on the date of the grant at $0.20 per option using the Black-Scholes option pricing model with the following assumptions: expected volatility of 218%; expected dividend yield of 0%; risk-free interest rate of 5.14%; stock price of $0.20; and expected life of 5 years.

The outstanding warrants as of December 31, 2023, are as follows:

Grant date	Exercise price	Number of warrants	Number of vested	Remaining Life (years)
			warrants
February 15, 2022	$0.55	542,431	542,431	1.13
February 15, 2022	$0.70	7,749,000	7,749,000	1.13
Total		8,291,431	8,291,431	1.13

A summary of the Company's warrants are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Balance as at February 28, 2022	11,732,373	$0.79
Warrants issued as part of finance deal	-
Broker warrants issued as part of finance deal	-
Warrants exercised and forfeited	(3,241,138)	$(0.09)
Balance as at December 31, 2022	8,491,235	$0.70
Warrants issued as part of finance deal	-
Broker warrants issued as part of finance deal	-
Warrants exercised and forfeited	(199,804)	$(0.86)
Balance as at December 31, 2023	8,291,431	$0.69

14. Related party transactions

The Company's transactions with related parties were carried out on normal commercial terms and in the course of the Company's business. Other than disclosed in Part III of this annual report under the headings Executive Compensation and Director Compensation and as included elsewhere in the Company's consolidated financial statements, related party transactions are as follows.

During the year ended December 31, 2023 and the ten months ended December 31, 2022, we paid to Advanced Strategic Associates, LLC ("Advanced"), a company owned and controlled by a beneficial holder of more than 5% of our Common Shares, and Michael Dalsin individually, an amount for each period of $147,732 and $227,002, respectively. The consideration was for Advanced and Mr. Dalsin providing services related to acquisition structuring, due diligence, capital structuring, and corporate transactional advisory services. The amounts paid include both compensation and consulting costs.

During the year ended December 31, 2023 and the ten months ended December 31, 2022, we paid to Marquette Partners, Inc. ("Marquette"), a company owned and controlled by Roger Greene, a beneficial holder of more than 5% of our Common Shares, and Roger Greene individually an amount of $72,730 and $157,056, respectively. The consideration was for Marquette and Mr. Greene providing advisory services related to strategic business acquisitions. The amounts paid include both compensation and consulting costs.

During the year ended December 31, 2023 and the ten months ended December 2022, we paid to Hedgehog Financial Corporation ("Hedgehog"), a company owned and controlled by a relative of the Chairman of the Board and former Interim Chief Executive Officer, and an employee, an amount for each period of $0 and $78,876, respectively in consideration for Hedgehog providing services related to acquisitions, due diligence, accounting, finance and other corporate support services. Additionally, during the year ended December 31, 2023, the Company issued shares to the employee personally in connection with a settlement of liabilities valuing $199,095.

15. Transaction costs

The Company incurred costs associated with the change of business transaction, due diligence of acquisition targets, financing costs, US regulatory costs and the associated accounting and regulatory costs. While these costs are crucial to future operations, they do not represent regular operational costs of the business. The Company presents these costs separately in the non-operating section of the consolidated statements of operations and comprehensive loss to better allow investors to evaluate the operational status of the Company independently of financing, regulatory and other transaction focused expenses, which were as follows:

	For the year	For the ten months
	ended	ended
	December 31, 2023	December 31, 2022
Consulting and professional fees	$233,749	$1,645,028
General expenses	376,097	1,232,337
Transaction costs	$609,846	$2,877,365

16. Cash and cash equivalents

Cash represents bank deposits at reputable banking institutions. Cash equivalents represent short-term, highly liquid investments, which are readily convertible to cash and have maturities of 90 days or less at the time of purchase. Cash equivalents, which are carried at fair value or amortized cost, as applicable, consist of holdings in a money market fund and in treasury bills. As of December 31, 2023 and 2022, there are no cash equivalents presented on the balance sheet. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents as of December 31, 2023.

17. Income taxes

As of December 31, 2023, the Company has US non-capital loss carry-forwards of approximately $12,493,832 ($12,714,909 as of December 31, 2022), which can be used to reduce taxable income of future years. The benefit from the non-capital loss carry-forward balance has not been recorded in the consolidated financial statements. $459,000 of these losses expire from 2036 to 2037.

As of December 31, 2023, the Company has Canadian non-capital loss carry-forwards of approximately $6,978,719 ($4,300,831 as of December 31, 2022), which can be used to reduce taxable income of future years. The benefit from the non-capital loss carry-forward balance has not been recorded in the consolidated financial statements. These losses expire from 2032 to 2043.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2023 and December 31, 2022, based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

The following table summarizes the components of deferred tax:

Deferred Tax Assets	December 31, 2023	December 31, 2022

Operating Lease Liabilities	$2,111,444	$1,775,952
Finance costs	666,535	165,922
Reserves	46,349	41,787
Operating tax losses carried forward - US	3,173,434	3,148,084
Operating tax losses carried forward - Canada	1,884,254	1,161,224
Intangible assets	1,061,471	(570,642)
Other	-	451
Valuation Allowance	(5,704,059)	(2,857,799)

Subtotal of Assets	$3,239,428	$2,864,979

Deferred Tax Liabilities

Property, plant and equipment	$(789,899)	$(841,841)
Right of use assets	(2,449,529)	(2,023,138)

Subtotal of Liabilities	$(3,239,428)	$(2,864,979)

Net deferred tax liability	$-	$-

Movement in net deferred tax liabilities:
Balance at the beginning of the period / year	$-	$(1,755,889)
Recognized in profit/loss	-	3,176,134
Goodwill	-	(1,420,245)
Balance at the end of the period / year	$-	$-

The Company's provision for (recovery of) income taxes differs from the amount that is computed by applying the combined Federal and state statutory income tax rate of 27.00% for the twelve months ended December 31, 2023 and 26.00% for the ten months ended December 31, 2022 in the U.S. to the Company's net loss before income taxes as follows:

	December 31, 2023	December 31, 2022

Net Loss before recovery of income taxes	$(15,545,846)	$(19,030,581)

Expected income tax (recovery)	(4,197,378)	(4,947,951)
Tax rate changes and other adjustments	(22,892)	(60,726)
Share based compensation and non-deductible expenses	2,026,880	3,644,410
Adjustments in respect of prior periods	(652,869)	(620,011)
State taxes	57,069	-
Utilization of losses not previously recognized	-	(1,755,889)
Change in tax benefits not recognized	2,846,259	605,991

Income tax (recovery)	$57,069	$(3,134,176)

The Company's income tax (recovery) is allocated as follows:

Current tax (recovery) expense	$57,069	$41,958
Deferred tax (recovery) expense	-	(3,176,134)

	$57,069	$(3,134,176)

Deferred tax assets and liabilities have been offset where they relate to income taxes levied by the same taxation authority and the Company has the legal right and intent to offset.

18. Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

The Company does not have any unrecorded commitments or contingencies.

19. Subsequent events

On January 15, 2024, the Company entered into and completed a divestiture of Arrowhead pursuant to a membership interest purchase agreement with the former owner ("Arrowhead Purchaser") providing for the acquisition of all of the ownership interests of Arrowhead by the Arrowhead Purchaser. Pursuant to this divestiture, the Arrowhead Purchaser (i) assumed US$0.4 million of Arrowhead's debt; (ii) made a cash payment of US$0.2 million to the Company; (iii) relinquished its rights to 1,000,000 Class A shares of the Company; and (iv) relinquished any and all rights between the parties related to the original Stock purchase agreement including any obligations associated with the earnout shares thereunder.

In March of 2024, the Management made the decision to wind-down the operations of Mio-Guard. The Company engaged the services of a strategic advisor to assist in the orderly wind-down of Mio-Guard, and this process commenced in March of 2024.

On March 14, 2024, 842,000 Class A shares were exchanged for 842,000 common shares in the Company at a price of $0.21 per share. No cash was received as part of this issuance.

On April 2, 2024, the Company entered into and completed a divestiture of Simbex pursuant to a membership interest purchase agreement with the acquiring company ("Simbex Purchaser") providing for the acquisition of all ownership interests of Simbex by the Simbex Purchaser. Pursuant to this divestiture, the Simbex Purchaser (i) acquired all right, title and interest in Simbex; (ii) made a cash payment to two debtors of the Company including Pathward, National Association and Mirion Technologies (US) Inc. (refer to note 11) for US$824,441 and US$2,115,559, respectively; and (iii) made a cash payment to the Company in the amount of US$610,000.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our principal executive and financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our Chief Executive Officer has concluded that, as of December 31, 2023, our disclosure controls and procedures (a) are ineffective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management, under the supervision and with the participation of our principal executive and financial officer, evaluated the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. The Company's management evaluation the internal control over financial reporting was based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the criteria in Internal Control - Integrated Framework (2013), we concluded that our internal control over financial reporting was not effective as of December 31, 2023 based on such criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the individuals who are our directors and executive officers and their respective positions as of March 31, 2024.

Name	Age	Position
Michael Seckler	58	Chief Executive Officer and Director
Kenneth Kashkin, M.D.	73	Director; Chairman of the Board
Lana Newishy	47	Director; Vice Chair of the Board
Wayne Anderson	72	Director
Bill Garbarini	54	Director

Michael Seckler - Chief Executive Officer and Director of the Company

Michael Seckler was appointed Interim Chief Executive Officer of the Company effective as of June 13, 2023, and was appointed Chief Executive Officer and Director on July 24, 2023. From October 2022 through May 2023, Mr. Seckler served as Chief Operating Officer, and from January 2020 through September 2022, Mr. Seckler served as Senior Vice President, of FerGene, a gene therapy company affiliated with Ferring International Center, SA, a Swiss multinational biopharmaceutical company ("Ferring"). From January 2017 through December 2019, Mr. Seckler was Vice President of Global Marketing and Corporate Communications at Ferring. He currently serves on the Board of Directors of K2 Biotechnology and has previously served on the Boards of Glypharma Inc. Mr. Seckler holds a Bachelor in Science and Masters of Business Administration from The Pennsylvania State University.

Kenneth Kashkin, M.D. - Director; Chairman of the Board

Kenneth Kashkin. M.D. has been a director of the Company since September 2020. In March 2024, Dr. Kashkin was appointed Chairman of the Board. Dr. Kashkin trained and served on the faculties of the University of California, Los Angeles (UCLA) and Yale University School of Medicine followed by a career as a healthcare business senior executive and biotechnology investor. In 2017, Dr. Kashkin co-founded K2 Biotechnology Ventures, engaged in developing and commercializing portfolios of university and medical center innovations in partnership with venture capital, health care corporations and philanthropic health care foundation partners. From 2014 to 2020, Dr. Kashkin served as the Chief Operating Officer and Head of Therapeutics for Chromocell Corporation where he coordinated a series of organizational changes to improve cost structures as well as oversaw the negotiation of key license and research agreements for emerging therapeutics. From 2011 to 2014, Dr. Kashkin served as the President & CEO of Catholic Health Initiatives (CHI, now CommonSpirit Health), Institute for Research and Innovation (CIRI) where he was responsible for CHI's Centers for Translational Research, Clinical Research, Healthcare Innovation (Venture Arm of CHI). Prior to that, from 2008 to 2011, Dr. Kashkin held the position of Vice President, Research & Development, Intravenous Therapies (IVT) at Baxter Healthcare Corporation. From 2002-2008 Dr Kashkin was an executive at Ferring Pharmaceuticals serving as Senior Vice President, Global Clinical R&D and Chief Medical Officer. He served as Executive Vice President and Chief Medical Officer of Genaissance Pharmaceuticals from 2000-2002 and was key to their successful IPO. From 1997-2000 he was Vice President, R&D Clinical Development and Medical Affairs at Knoll Pharmaceutical Company/BASF Pharma where he was responsible for the successful FDA NDA submission of Humira, the most successful biological in the history of the Pharmaceutical Industry. He was Director, Pharmaceutical Ventures at Abbott Laboratories 1992-1997. He began his industry career in the CND Division of Bayer AG in 1990. Dr. Kashkin's experience as a professor at Yale University and UCLA School of Medicine and leadership of R&D life science companies commercializing novel medical technologies make him an expert board member in evaluating the value of proposed acquisition targets and their portfolios of medical products. Dr. Kashkin's years of expertise in the financial management of health sciences organization operations benefit the Company.

Lana Newishy - Director; Vice Chair of the Board

Lana Newishy has been a director of the company and Vice chairman of the board since May 2023. Ms. Newishy is a senior executive with over 20 years of cross-functional leadership experience in transformation, operations, strategy and finance with Fortune 500 companies. Her expertise extends to collaborating with top-notch consulting and M&A firms, where she's worked on transformation and acquisition or divestment deals and has had her own practice in the field. Lana is also an accomplished entrepreneur, having launched and operated two startups, and has a passion for the not-for-profit world where she served as a COO of a global organization. Outside of her career, Lana enjoys mentoring entrepreneurs at different stages of their business lifecycle and participating in the Alumnae Network for Harvard Women as a steering committee member. Ms. Newishy holds an MBA from Harvard Business School.

Wayne Anderson - Director

Wayne Anderson was appointed as a director of the Company in February 2024. From May 1998 to December 2013, Mr. Anderson served as the President/CEO of Ferring Pharmaceuticals, a Swiss based multi-national manufacturer of peptide pharmaceuticals focusing on infertility, urology, female health and gastroenterology. Prior to this, Mr. Anderson served in senior roles at Schering-Plough and Biotransplant. Mr. Anderson holds a Bachelor of Science from Ohio University and an MBA from the University of Cincinnati.

Bill Garbarini - Director

Bill Garbarini was appointed as a director of the Company in February 2024. In 2018, Mr. Garbarini was the founding employee and Chief of Global Clinical and Commercial Operations of TMRW Life Sciences Inc., a company dedicated to serving the IVF market with the first robotic, automated system to store vitrified embryos, eggs and sperm. In 2022, he became a founding employee and Chief Operating Officer of Conceivable Life Sciences Inc. Conceivable is creating the first fully automated and robotic embryology system for the IVF laboratory. Mr. Garbarini is the former Chief Operating Officer of Reproductive Medicine Associates of New Jersey, where he helped consummate a transaction in 2017 that created the largest IVF network in the world, IVI/RMA. Mr. Garbarini holds a Bachelor of Arts from The College of New Jersey, and a Masters in Business Administration from Fairleigh Dickinson University.

The Articles of the Company (the "Articles") filed under the British Columbia Business Corporations Act, as amended, including the regulations promulgated thereunder (the "BCBCA"), provide that our Board of Directors shall consist of at least three directors and that each director shall hold office until the close of the next annual general meeting of our shareholders, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. Our Board of Directors currently consists of five directors, of whom three are considered to be independent persons. See Item 13-"Certain Relationships and Related Transactions, and Director Independence - Director Independence" for details on the independence of our directors. The Articles provide that the directors may, from time to time, appoint such officers as the directors determine. The directors may, at any time, terminate any such appointment.

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

Arrangements between Officers and Directors

To the Company's knowledge, there are no arrangements or understandings between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

Corporate Governance

Director Independence - The directors have determined that Dr. Kenneth Kashkin, Wayne Anderson and Bill Garbarini, three of our five current members of the Board, are independent as such term is defined in Canada's National Instrument 58-101 - Disclosure of Corporate Governance Practices ("NI 58-101") and in Rule 5605 of the Nasdaq Stock Market.

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

Orientation and Continuing Education - While the Company does not currently have a formal orientation and education program for new members of the Board, the Company provides such orientation and education on an ad hoc and informal basis. The Board is responsible for coordinating the continuing education programs for directors in order to maintain or enhance their skills and abilities as directors, as well as ensuring that their knowledge and understanding of the Company and its business remains current. Directors are encouraged to communicate with management, auditors and technical consultants; and to keep themselves current with industry trends and developments and changes in legislation with management's assistance. Directors have full access to the Company's records.

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

Assessments - The Board, in consultation with the Chairman of the Board, is responsible for ensuring that an appropriate system is in place to evaluate the effectiveness of the Board, the Board committees and individual directors, with a view to ensuring that they are fulfilling their respective responsibilities and duties and working effectively together as a unit. The Board informally monitors director performance throughout the year (noting particularly any directors who have had a change in their primary job responsibilities or who have assumed additional directorships since their last assessment) to ensure that the Board, the Board committees and individual directors are performing effectively. From time to time the Board may also choose to complete a formal assessment process consisting of completion of a written survey by each member of the Board, on request, conducting one-on-one discussions in order to assess such matters as the composition of the Board, the conduct of and agendas for meetings of the Board and its committees, and the role and impact of the Board. The results of such surveys and interviews will then be summarized to identify strengths, opportunities and further suggestions with respect to each area of discussion and the Chairman of the Board is to report on such a summary to the rest of the Board.

Term of Office - Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Board Committees

Audit Committee - Canada's National Instrument 52-110 - Audit Committees ("NI 52-110") requires the Company, as a venture issuer, to disclose annually in its circular certain information concerning the constitution of its Audit Committee and its relationship with its independent auditor. The Company's Audit Committee is governed by an audit committee charter and is comprised of three directors, Dr. Kenneth Kashkin, Wayne Anderson and Bill Garbarini. Each member of the Audit Committee is financially literate, as such term is defined in NI 52-110, and each is independent, as such term is defined in NI 52-110 and in the BCBCA. Wayne Anderson serves as Chairman of the Audit Committee. The Audit Committee was established on September 16, 2020. As a "venture issuer" as defined in NI 52-110 the Company is relying on the exemption contained in Section 6.1 of NI 52- 110, which exempts the Company from the requirements of Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

Corporate Governance and Nominating Committee - The Corporate Governance & Nominating Committee was dissolved on August 11, 2023.

Compensation Committee - The members of the Compensation Committee are: Kenneth Kashkin, MD (Chairman) and Lana Newishy. Kenneth Kashkin, MD is independent, as such term is defined in NI 52-110. The Board has adopted a written charter for the Compensation Committee setting out its responsibilities for compensation matters. The Compensation Committee was established on September 16, 2020. It is responsible for administering the Company's executive compensation program, which, prior to its establishment, was previously administered by the Board.

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

Shareholder Communications to the Board

Shareholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Secretary, Evome Medical Technologies Inc., 49 Natcom Drive, Shirley, NY 11967. The Company's Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular member, the communication will be forwarded to a Board member to bring to the attention of the Board. The Company's Secretary will review all communications before forwarding them to the appropriate Board member.

ITEM 11. EXECUTIVE COMPENSATION.

Set forth below is the information regarding the compensation paid, distributed or accrued by us for the twelve months ended December 31, 2023 and the ten months ended December 31, 2022 to every individual who served as Chief Executive Officer (principal executive officer) during the fiscal year ended December 31, 2023 (Messrs. Seckler and Faulstick), the two other most highly compensated executive officers serving at the end of the twelve month period ended December 31, 2023 (Ms. Vakhitova), and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the twelve month period ended December 31, 2023 (Mr. Nelson) and whose compensation exceeded $100,000 (the "Named Executive Officers"). This section provides information in accordance with the scaled SEC disclosure rules available to "smaller reporting companies" and "emerging growth companies."

Summary Compensation Table

Name and principal position	Period	Salary ($)	Option Awards(1) ($)	All Other Compensation ($)	Total Compensation ($)
Michael Seckler Chief Executive Officer (2)	Fiscal year ended December 31, 2023	100,758	273,047	-	373,047
Natalia Vakhitova, Former Chief Financial Officer (3)	Fiscal year ended December 31, 2023	39,931	-	1,597(7)	39,931
Dennis Nelson Former Chief Financial Officer (4)	Fiscal year ended December 31, 2023	264,740	92,000	-	356,740
	Ten months ended December 31, 2022	126,530	133,458	-	259,988
Luke Faulstick Former Chief Executive Officer (5)	Fiscal year ended December 31, 2023	122,067	-	11,922	133,989
	Ten months ended December 31, 2022	331,403	181,371	32,044 (6)	544,818

_______________

Notes:

(1) The amounts reported in this column reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation-Stock Compensation, using the Black-Scholes options pricing model. For more detail on the assumptions used in the calculation of these amounts, see Note 13 to our consolidated financial statements for the year ended December 31, 2023, and transition period December 31, 2022, which are included elsewhere in this Annual Report.

(2) Mr. Seckler was appointed Interim Chief Executive Officer of the Company effective as of June 13, 2023, and was appointed Chief Executive Officer and Director on July 24, 2023. Mr. Seckler receives no additional compensation for serving as a director.

(3) Ms. Vakhitova was appointed as Chief Financial Officer on October 18, 2023 and resigned as Chief Financial Officer on January 22, 2024.

(4) Mr. Nelson was appointed Chief Financial Officer, Principal Accounting Officer and Treasurer on August 29, 2022 and resigned those positions and ended his employment with the Company on October 17, 2023.

(5) Mr. Faulstick's employment and positions as President and Chief Executive Officer terminated on June 13, 2023.

(6) Other compensation includes $4,708 of employer 401(k) contributions, $281 of employer paid dental insurance premiums, $6,466 of employer paid health insurance premiums, $251 of short-term disability insurance premiums, and $216 of employer paid group life insurance premiums.

(7) Other compensation includes $1,597 of employer 401(k) contributions.

Executive Compensation

Overview

During the fiscal year ended December 31, 2023, and the ten-month transition period ended December 31, 2022, the Company's executive compensation program was administered by the Board and the Compensation Committee. The Compensation Committee was established, and its charter adopted on September 16, 2020. The Company's executive compensation program has the objective of attracting and retaining a qualified and cohesive group of executives, motivating team performance and the aligning of the interests of executives with the interests of shareholders through a package of compensation that is simple and easy to understand and implement. Compensation under the program was designed to achieve both current and longer-term goals of the Company and to optimize returns to shareholders. In addition, in order to further align the interests of executives with the interests of shareholders, the Company has implemented share ownership incentives through the grant of stock options.

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

Stock options may be granted under the 2023 Equity Incentive Plan, approved by the shareholders at the Company's Annual General and Special Shareholders Meeting held on August 11, 2023 (the "2023 Option Plan"). Pursuant to the 2023 Option Plan, the Board may from time to time, in its discretion and in accordance with the TSXV requirements, grant to directors, officers and employees of the Company as well as "Management Company Employees" and "Consultants" (as such terms are defined in Policy 4.4 of the TSXV, as amended from time to time), non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 11,208,470 common shares unless disinterested shareholder approval is obtained, exercisable for a period of up to ten (10) years from the date of the grant. The number of common shares reserved for issuance to any individual director or officer of the Company will not exceed 5% of the issued and outstanding common shares (2% in the case of optionees providing investor relations services to the Company) unless disinterested shareholder approval is obtained. Options granted pursuant to the 2023 Option Plan are non-assignable, except by means of a will or pursuant to the laws of descent and distribution.

Under the 2023 Plan, the options may be exercised no later than 90 days following the date the optionee ceases to be a director, officer or consultant of the Company. However, if the employment of an employee or consultant is terminated for cause or as a result of an order of any regulatory body, no option held by such optionee may be exercised following the date upon which termination occurred.

The Company has granted stock options to its Named Executive Officers, as follows:

On August 29, 2022, the Company granted 200,000 options to purchase common shares to Dennis Nelson following his appointment as Chief Financial Officer of the Company.

On June 13, 2023, the Company granted 250,000 options to purchase common shares to Michael Seckler following his appointment as Interim Chief Executive Officer.

On July 24, 2023, the Company granted 750,000 options to purchase common shares to Michael Seckler following his appointment as Chief Executive Officer.

Employment Agreements

The Company does not have any employment or consulting agreements with any Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (2)	Option exercise price ($)	Option expiration date
Michael Seckler	-	250,000	$0.25	June 13, 2033
	-	750,000	$0.29	July 24, 2033
Natalia Vakhitova	-	-	-	-
Dennis Nelson	66,667	-	$0.69	August 29, 2027

Notes:

(1) These amounts reflect the number of shares underlying the stock options that are vested and exercisable pursuant to the options granted on August 29, 2022 and February 10, 2023 to Mr. Nelson.

(2) These amounts reflect the number of shares underlying the stock options that are not vested and not exercisable which were granted on June 13, 2023 and July 24, 2023 to Mr. Seckler, and on August 29, 2022 and February 10, 2023 to Mr. Nelson. One-third of the original options vest on the following dates: Mr. Nelson's 2022 options: August 29, 2023; and Mr. Seckler's June 2023 options: June 13, 2024, June 13, 2025, and June 13, 2026; Mr. Seckler's July 2023 options: July 24, 2024, July 24, 2025 and July 24, 2026.

Pension Plan Benefits

The Company does not have a pension plan, defined benefit plan, defined contribution plan or deferred compensation plan that provides for payments or benefits to the Officers at, following, or in connection with retirement.

Termination and Change of Control Benefits

As of December 31, 2023, the Company had not entered into any contract, agreement, plan or arrangement that provides for payments to a Named Executive Officer at, following or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the Company or a change in a Named Executive Officer's responsibilities.

Director Compensation

In September 2022, the Board of Directors approved the payment of $2,500 per month in directors fees to the Company's directors who are not employed or engaged as consultants by the Company. The Company typically compensates directors for services rendered in a combination of cash payments and by granting stock options to purchase the Company's common shares.

The following table sets forth all compensation provided to each of the directors of the Company for the fiscal year ended December 31, 2023:

Name	Fees earned or paid in cash ($)	Share- based awards ($)	Option awards(1) ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Kenneth Kashkin(2)	30,000	-	-	-	-	30,000
Lana Newishy(3)	39,712	-	282,789	-	-	322,501
Kyle Wilks(4)	30,000	-	-	-	-	-
Les Cross(5)	-	-	-	-	-	-

_______________________

Notes:

(1) As of December 31, 2022, (i) Dr. Kashkin had 228,470 stock options outstanding (grant date fair values: June 2021 grant: $135,407), (ii) Ms. Newishy had 1,000,000 stock options outstanding (grant date fair values: May 2023 grant: $282,789)

(2) Mr. Kashkin was appointed as a director of the Company on September 16, 2020.

(3) Ms. Newishy was appointed as a director of the Company on May 24, 2023. Ms. Newishy was paid a fixed fee of $16,667 per month for consulting services pursuant to a consulting agreement, dated May 24, 2023. The consulting agreement was amended effective August 2023 to provide that she would be compensated for her consulting services at an agreed hourly rate.

(4) Mr. Wilks resigned as a director of the Company on January 10, 2024.

(5) Mr. Cross resigned as a director of the Company on January 17, 2024.

Pension Plan Benefits for Directors

The Company does not have a pension plan, defined benefit plan, defined contribution plan or deferred compensation plan that provides for payments or benefits to the directors at, following, or in connection with retirement.

Equity Compensation Plan Information

On August 11, 2023, the Company adopted the 2023 Equity Incentive Plan (the "2023 Option Plan"), which provides that the number of common shares reserved for issuance will not exceed 11,208,470 common shares.

The granting of awards under the 2023 Option Plan is intended to promote our interests and our shareholders' interest by aiding us in attracting and retaining persons capable of assuring our future success, to offer such persons incentives to put forth maximum efforts for the success of our business and to compensate such persons through various stock and cash-based arrangements and provide them with opportunities for stock ownership in Salona, thereby aligning the interests of such persons with our shareholders. Eligible participants under the 2023 Option Plan include non-employee directors, officers (including the named executive officers), employees, consultants, independent contractors and advisors of Salona and its subsidiaries. The 2023 Option Plan is administered by the Compensation Committee, or such other committee appointed by our board of directors.

Pursuant to the 2023 Option Plan, we may issue equity-based compensation (denominated in common shares) in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units and dividend equivalent awards to eligible participants. The Compensation Committee or its permitted delegates has the power and discretionary authority to determine the amount, terms and conditions of the 2023 Option Plan awards, including, without limitation, (i) the exercise price of any stock options or stock appreciation rights, (ii) the method of payment for shares purchased pursuant to any award, (iii) the method for satisfying any tax withholding obligation arising in connection with any award, including by net exercise or the withholding or delivery of shares, (iv) the timing, terms and conditions of the exercisability, vesting or payout of any award or any shares acquired pursuant thereto, (v) the performance criteria, if any, applicable to any award and the extent to which such performance criteria have been attained, (vi) the time of the expiration of any award, (vii) the effect of the participant's termination of service on any of the foregoing, and (viii) all other terms, conditions and restrictions applicable to any award or shares acquired pursuant thereto as our Board of Directors shall consider to be appropriate and not inconsistent with the terms of the 2023 Option Plan.

The following table sets forth securities authorized for issuance under the 2023 Option Plan as of December 31, 2023.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants, and rights	warrants, and rights	plans
Equity compensation plans approved by security holders	14,856,795	$0.61	4,643,106
Equity compensation plans not approved by security holders	-	-	-
Total	14,856,795	$0.61	4,643,106

There are no assurances that the Company Options described above will be exercised in whole or in part. There are no options outstanding or being granted to insiders other than as detailed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common shares as of March 31, 2024:

• each of our executive officers and directors;

• all of our executive officers and directors as a group; and

• each person known to us to own beneficially more than 5% of our common shares.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of the date of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them. The percentage ownership of each individual or entity is based on 57,833,591 common shares outstanding as of March 31, 2024. Unless otherwise indicated, the address for each director and executive officer is c/o Evome Medical Technologies Inc., 49 Natcon Drive, Shirley, NY 11967.

	Amount and
	nature of
	beneficial	Percent of
Name and Address of Beneficial Owner	ownership	Class%
Directors, Executive Officers
Michael Seckler, Chief Executive Officer	83,333 (1)	*
Lana Newishy, Vice Chair and Director	333,333 (2)	*
Luke Faulstick, Former Chief Executive Officer	368,500 (3)	*
Dennis Nelson, Former Chief Financial Officer	66,667	*
Kenneth Kashkin, MD, Director	275,940 (4)	*
Wayne Anderson, Director	-	-
Bill Garbarini, Director	-	-
All Directors and Executive Officers as a Group (5 Individuals)	692,606	1%

Five Percent Holders:
GundyCo. TR MMCAP International Inc. SPC 199 Bay Street Toronto, ON M5L 1G9	3,635,000	6%
Michael Dalsin	5,347,227 (5)	9.74%
Roger Greene	4,955,746 (6)	9.05%

__________________

Notes:

* Less than 1%

(1) Includes options for 83,333 Common Shares which are exercisable or will be exercisable in 60 days.

(2) Includes options for 333,333 Common Shares which are exercisable or will be exercisable in 60 days.

(3) Includes 20,841 Common Shares that are presently issuable upon conversion of 20,841 shares of Class A Common Stock, but excludes 5,546,275 Common Shares that would be issuable on conversion of an additional 5,546,275 shares of Class A Common Stock, but are subject to a limit on conversion if the holder owns more than 368,500 Common Shares at any given time. Mr. Faulstick is a 50% owner of GAP Partners which owns these Class A Common Shares and he is attributed with 50% of the Class A Common Shares owned by GAP Partners.

(4) Includes options for 228,470 Common Shares which are exercisable or will become exercisable in 60 days.

(5) Includes 755,425 Common Shares that are presently issuable upon conversion of 755,425 shares of Class A Common Stock.

(6) Includes 600,000 Common Shares that are presently issuable upon conversion of 600,000 shares of Class A Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the course of our fiscal years ended December 31, 2023 and December 31, 2022 (the "Two Fiscal Year Period"), other than employment and executive and director compensation matters described under "Executive Compensation" and "Director Compensation" and the transactions described below, there have been no related party transactions.

Transactions with Related Persons

During the year ended December 31, 2023 and the ten months ended December 31, 2022, we paid to Advanced Strategic Associates, LLC ("Advanced"), a company owned and controlled by a beneficial holder of more than 5% of our Common Shares, and Michael Dalsin individually, an amount for each period of $147,732 and $227,002, respectively. The consideration was for Advanced and Mr. Dalsin providing services related to acquisition structuring, due diligence, capital structuring, and corporate transactional advisory services. The amounts paid include both compensation and consulting costs.

During the year ended December 31, 2023 and the ten months ended December 31, 2022, we paid to Marquette Partners, Inc. ("Marquette"), a company owned and controlled by Roger Greene, a beneficial holder of more than 5% of our Common Shares, and Roger Greene individually an amount of $72,730 and $157,056, respectively. The consideration was for Marquette and Mr. Greene providing advisory services related to strategic business acquisitions. The amounts paid include both compensation and consulting costs.

During the year ended December 31, 2023 and the ten months ended December 2022, we paid to Hedgehog Financial Corporation ("Hedgehog"), a company owned and controlled by a relative of the Chairman of the Board and former Interim Chief Executive Officer, and an employee, an amount for each period of $0 and $78,876, respectively in consideration for Hedgehog providing services related to acquisitions, due diligence, accounting, finance and other corporate support services. Additionally, during the year ended December 31, 2023, the Company issued shares to the employee personally in connection with a settlement of liabilities valuing $199,095.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SRCO Professional Corporation, an independent registered public accounting firm ("SRCO"), billed the Company the following fees for the twelve month period ended December 31, 2023 and for the ten month period ended December 31, 2022:

	For the Twelve Months Ended	For the Ten Months Ended
	December 31, 2023	December 31, 2022
Audit fees(1)	$178,551	$87,765
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$178,551	$87,765

__________________

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

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

Incorporated by Reference
Filed
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation of Chrysalis Capital IX Corporation, dated September 17, 2013.	S-1	April 30, 2021	333-255642

3.2	Chrysalis Capital IX Corporation By-Law No. 1., dated September 17, 2013.	S-1	April 30, 2021	333-255642

3.3	Certificate of Amendment of Chrysalis Capital IX Corporation, dated February 21, 2014.	S-1	April 30, 2021	333-255642

3.4	Notice of Articles and Certificate of Amalgamation of 1040096 B.C. Ltd. and Inspira Financial Inc., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.5	Notice of Articles and Certificate of Amalgamation of 1042000 B.C. Ltd. and Inspira Financial Inc., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.6	Certificate of Change of Name of 104200 B.C. Ltd., dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.7	Certificate of Amendment of Chrysalis Capital IX Corporation, dated July 7, 2015.	S-1	April 30, 2021	333-255642

3.8	Notice of Articles and Certificate of Change of Name of Inspira Financial Inc., dated January 5, 2020.	S-1	April 30, 2021	333-255642

3.9	Notice of Alteration, Notice of Articles and Certificate of Change of Name of Brattle Street Investment Corp., dated December 14, 2020.	S-1	April 30, 2021	333-255642

3.10	Notice of Alteration, Notice of Articles and Certificate of Name Change of Evome Medical Technologies Inc. dated January 22, 2022.	8-K	January 23, 2024

3.11	Articles of Evome Medical Technologies Inc. dated January 22, 2024.	8-K	January 23, 2024

4.1	Specimen Certificate of Evome Medical Technologies Inc.				X

4.2	Form of Subscription Agreement for U.S. Subscribers of Subscription Receipts for Shares of Brattle Street Investment Corp.	S-1	April 30, 2021	333-255642

4.3	Form of Subscription Agreement for Non- U.S. Subscribers of Subscription Receipts for Shares of Brattle Street Investment Corp.	S-1	April 30, 2021	333-255642

4.4	Form of Subscription Agreement for U.S. Subscribers of Subscription Receipts for Units of Brattle Finco B.C. Ltd.	S-1	April 30, 2021	333-255642

4.5	Form of Subscription Agreement for Non- U.S. Subscribers of Subscription Receipts for Units of Brattle Finco B.C. Ltd.	S-1	April 30, 2021	333-255642

4.6	Form of Warrant to purchase Common Shares.	8-K	February 22, 2022

4.7	Registration Rights Agreement dated as of February 15, 2022 by and among the Company, Purchasers in the Offering and Beacon Securities Limited, Canaccord Genuity Corp. and Leede Jones Gable Inc.	8-K	February 22, 2022

4.8	Form of Compensation Option	8-K	February 22, 2022

10.1*	Stock Option Plan of Inspira Financial Inc.	S-1	April 30, 2021	333-255642

10.2*	2021 Amended and Restated Stock Option Plan of Salona Global Medical Device Corporation	S-1	April 30, 2021	333-255642

10.3*	2023 Equity Incentive Plan	8-K	August 23, 2023

10.4	Supply Agreement between DJO, LLC and South Dakota Partners Inc., dated May 4, 2016.	S-1	April 30, 2021	333-255642

10.5	Lease Agreement between Store Capital Acquisitions, LLC and South Dakota Partners, Inc., dated October 19, 2018.	S-1	April 30, 2021	333-255642

10.6	Promissory Note of South Dakota Partners to Dacotah Bank, dated February 1, 2019.	S-1	April 30, 2021	333-255642

10.7	Business Loan Agreement between South Dakota Partners and Dacotah Bank, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.8	Commercial Security Agreement between South Dakota Partners and Dacotah Bank, dated December 3, 2019.	S-1	April 30, 2021	333-255642

10.9	Promissory Note of South Dakota Partners to Dacotah Bank, dated February 1, 2019.	S-1	April 30, 2021	333-255642

10.10	Supply Agreement between Compass Richmar, LLC and South Dakota Partners, Inc., dated February 5, 2020.	S-1	April 30, 2021	333-255642

10.11	Change in Terms Agreement between South Dakota Partners Inc. and Dacotah Bank, dated April 20, 2020.	S-1	April 30, 2021	333-255642

10.12	Change in Terms Agreement between South Dakota Partners Inc. and Dacotah Bank, dated July 10, 2020.	S-1	April 30, 2021	333-255642

10.13	Business Loan Agreement between South Dakota Partners Inc. and Dacotah Bank, dated August 31, 2020.	S-1	April 30, 2021	333-255642

10.14	Promissory Note of South Dakota Partners Inc. to Dacotah Bank, dated August 31, 2020.	S-1	April 30, 2021	333-255642

10.15	Membership Interest Purchase Agreement, dated as of September 30, 2021, by and among Salona Global Medical Device Corporation, Inspira Financial Company, Simbex Parent Acquisition I Corp., Simbex Acquisition I Corp., Simbex, LLC, Richard Greenwald, and the additional equity holders referenced therein.	8-K	October 7, 2021

10.16	Contribution Agreement dated as of November 29, 2021 by and among the Company, ALG Health Plus, LLC, Adam Harmon, ALG-Health LLC and other the parties named therein.	8-K	December 3, 2021

10.17	Limited Liability Company Agreement of ALG Health Plus, LLC dated as of November 29, 2021 by and between Inspira Financial Company and Adam Harmon.	8-K	December 3, 2021

10.18	Contribution and Exchange Agreement dated as of November 29, 2021 by and between Salona Global Medical Device Corp and Adam Harmon	8-K	December 3, 2021

10.19	Agreement and Plan of Merger dated as of February 18, 2022 by and among Salona Global Medical Device Corporation, Inspira Financial Company, Miotech Parent, LLC, Miotech Merger Subsidiary, LLC, Mio-Guard LLC, and Kenneth M. Zisholz	8-K	February 25, 2022

10.20	Stock Purchase Agreement, dated as of August 15, 2022, by and among Salona Global Medical Device Corporation, Inspira Financial Company, Damar Acquisition Company, Damar Plastics Manufacturing, Inc., and William P. Dickinson and Elizabeth H. Dickinson	8-K	August 19, 2022

10.21	Loan and Security Agreement, dated as of January 13, 2023, by and among Pathward, National Association, Damar Plastics Manufacturing, Inc. Mio-Guard, LLC, Simbex, LLC, Salona Global Medical Device Corporation, Inspira Financial Company, Mio-Tech Parent LLC, Simbex Parent Acquisition I Corporation, Simbex Acquisition I Corporation, and DaMar Acquisition Company	8-K	January 17, 2023

10.22	Guaranty, dated January 13, 2023, by and among Salona Global Medical Device Corporation, Inspira Financial Company, Mio-Tech Parent LLC, Simbex Parent Acquisition I Corporation, Simbex Acquisition I Corporation, and DaMar Acquisition Company in favor of Pathward, National Association	8-K	January 17, 2023

10.23	Stock Purchase Agreement, dated March 15, 2023, by and among Mirion Technologies (US), Inc. and Biodex Rehab Systems, LLC.	8-K	March 21, 2023

10.24	Stock Purchase Agreement, dated as of May 15, 2023, between Adam Glorvigen, Mio-Guard, LLC, and Salona Global Medical Device Corporation.	10-Q	August 14, 2023

10.25	Forbearance Agreement, dated as of August 4, 2023, by and among Salona Global Medical Device Corporation, Biodex Rehab Systems, LLC and Mirion Technologies (US), Inc.	8-K	August 10, 2023

10.26	Master Credit and Security Agreement among Lender and Borrower, dated September 12, 2023*	8-K	September 18, 2023

10.27	Guaranty, dated September 12, 2023, by Guarantors	8-K	September 18, 2023

10.28	Membership Interest Purchase Agreement, dated April 2, 2024, by and between Simbex Acquisition I Corporation, Evome Medical Technologies, Inc. and EB Sports Corp.	8-K	April 4, 2024

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive and Financial Officer	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRLTaxonomyExtension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

____________________

*Constitutes management contract or compensatory arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOME MEDICAL TECHNOLOGIES, INC.

By: /s/ Michael Seckler

Michael Seckler

Chief Executive Officer

(Principal Executive and Financial Officer)

Date: April 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Michael Seckler	Chief Executive Officer (Principal Executive Officer),	April 16, 2024
Michael Seckler	and Director

/s/ Kenneth Kashkin	Director; Chairman of the Board	April 16, 2024
Kenneth Kashkin

/s/ Lana Newishy	Director	April 16, 2024
Lana Newishy

/s/ Wayne Anderson	Director	April 16, 2024
Wayne Anderson

/s/ Bill Garbarini	Director	April 16, 2024
Bill Garbarini